Form 10KSB
period 1998-09-30
JS BUSINESS WORKS INC
filed 1999-01-13
CIK 1061822

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended September 30, 1998

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934
     For the transition period from _______________ to ________________

     Commission file no. 0-24551

                            JS Business Works, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Florida                                                65-0790758
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         219 Almeria
      West Palm Beach, Florida                                      33405
- ---------------------------------------                        ----------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number (561) 804-9744

Securities registered under Section 12(b) of the Exchange Act:

                            Name of each exchange on
      Title of each class                                  which registered

         None
-----------------------------                          -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.0001 par value
                       -----------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes  X  No
                                                                -----  -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $-0-

     Of the 2,296,500 shares of voting stock of the registrant issued and outstanding as of December 29, 1998, 646,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

                                     PART I

Item 1. Description of Business.

     (a) Business Development.

     JS Business Work, Inc. (hereinafter referred to as the "Company" or "JSBW") was organized under the laws of the State of Florida on October 20, 1997. The Company was organized by Mr. Charles Adams, an executive officer and director of the Company for the purpose of engaging in the business of providing human resource services in the flexible industrial staffing market. In this regard, the Company retained the services of Ms. Lyn Garrett as Executive Vice President. The Company intends to deploy temporary industrial personnel to its clients. It is anticipated that the Company will benefit from the synergy expected to result from the combination of the general business experience and expertise of Mr. Adams with Ms Garrett's fourteen (14) plus years experience in the placement of temporary and permanent personnel. The Company's executive offices are presently located at 219 Almeria, West Palm Beach, Florida 33405 and its telephone number is (561) 804-9744.

     The Company generally has been inactive, having conducted no business operations except organizational and fund raising activities since its inception. JSBW received gross proceeds in the amount of $20,200 from the sale of a total of 646,000 shares of common stock, $.0001 per value per share (the "Common Stock"), in two (2) offerings conducted pursuant to Section 3(b) of the Securities Act of 1933, as amended (the "Act"), and Rule 504 of Regulation D promulgated thereunder ("Rule 504"). These offering were made in the State of Georgia and the State of Florida. The Company undertook its first offering of 302,500 shares of Common Stock pursuant to Rule 504 on April 3, 1998 and its second offering of 343,500 shares of Common Stock pursuant to Rule 504 on April 20, 1998. While no offering memorandum was used in connections with these offerings, the business plan of the Company, which was disclosed to each prospective investor, was for the provision of human resource services in the flexible industrial staffing market. Neither Georgia nor Florida required a disclosure document under the terms of the exemption under which these offering were made.

     There are no preliminary agreements or understandings between the Company and its officers and directors or affiliates or lending institutions with respect to any loan agreements or arrangements.

     The Company intends to offer additional securities under Rule 506 of Regulation D under the Act ("Rule 506) to fund its short and medium term expansion plans. (See Part I, Item 1. "Description of Business - (b) Business of Issuer.")

     See (b) "Business of Issuer" immediately below for a description of the Company's proposed business of deploying temporary industrial help to its clients. As of the date hereof, the Company has no temporary staff or clients for placement of such staff.

         (b)      Business of Issuer.

General

     Since its inception, the Company has conducted no business operations except for organizational activities and an offering of Common Stock pursuant to which it has received gross offering proceeds in the amount of $20,200. Further, the Company has had no employees since its organization. It is anticipated that the Company's executive officers and directors who, except for one lump-sum consulting fee received by two such persons, have served in those positions without compensation through the date hereof, will receive reasonable salaries for services as executive officers at such time as the Company commences business operations. (See Part III, Item 10. "Executive Compensation.") The Company's executive officers and/or directors will devote such time and effort as may be necessary to participate in the day-to-day management of the Company. The Company has no plans to employ any individuals except its executive officers on a part-time basis for the foreseeable future. The Company proposes to engage in business as the provider of human resource services in the flexible industrial staffing market. As of the date hereof, JSBW has no temporary staff available for placement with any clients nor any client base with whom to place such staff.

     The following discussion of the flexible industrial staffing market, as it relates to the Company's medium and long term business objectives, is of course pertinent only if the Company is successful in obtaining sufficient debt and/or equity financing to commence operations as a staffing agency and, in addition thereto, is able to generate significant profits from operations (which are not expected in the foreseeable future) and/or additional financing to continue in business and/or fund the anticipated growth, assuming JSBW's proposed business is successful. There can be no assurance such financing can be obtained or that the Company's proposed business will be successful. While Mr. Adams, executive officer, director and owner of approximately 69.71% of the outstanding common stock of JSBW has over ten (10) years experience as a financial consultant and leasing financier in the rolling stock, large commercial machinery, aviation, commercial marine, automobile and limousine leasing business, he does not have any specific experience or expertise in the temporary staffing business. (See
Part I, Item 1. "Description of Business", (b) "Business of Issuer - Risk Factors.")

     Mr. Adams decided to pursue the temporary staffing business via the Company because of the belief that his prior business experience and expertise, when combined with Ms. Garrett's fourteen (14) plus years in the placement of temporary and permanent personnel, will enable them to develop a successful temporary staffing company which will have the advantages of, among other things, greater availability of capital and potential for growth through the vehicle of a public company as compared to a privately-held company. The time required to be devoted by each executive officer, including Mr. Adams and Ms. Garrett, to manage the day-to-day affairs of the Company is presently estimated to be approximately five to ten hours per week. This time commitment on the part of the Company's executive officers is expected to increase at such time, if ever, as JSBW obtains sufficient funding with which to commence the search for suitable temporary staffing personnel and the establishment of a suitable client base with whom such staff can be placed. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - Risk Factors.")

     The Company will be dependent upon its Executive Vice President, Ms. Garrett to develop the client base with whom to place the temporary staff and to screen and train potential candidates for temporary placement. Ms. Garrett has approximately fourteen (14) years experience in the temporary staffing and permanent placement business and has managed her own employment agency for approximately the last three (3) years, one and one-half year as a sole proprietor and one and one-half year as a corporation. The Company plans to use to its advantage Ms. Garrett's reputation in the staffing industry. Nevertheless, while Ms. Garrett has been successful in the past, there can be no assurance that she will be successful in building the client base and temporary staff necessary for the successful operation of the Company. (See Part I, Item
1. "Description of Business" (b) "Business of Issuer - Risk Factors.")

     Although Ms. Garrett places temporary employees currently in the areas of finance and mortgage banking, Ms. Garrett may be subject to direct conflicts of interest because of her position as an executive officer of JSBW and her management position with her own employment agency, with regard to opportunities in the staffing industry which come to her attention and concerning any possible business dealings between JSBW and her employment agency. In any instance where such a conflict may arise, the Company intends to employ certain safeguards, such as ensuring that any agreement between the Company and Ms. Garrett's employment agency conforms with standard industry practice, if any, in the southeastern United States and is fair and reasonable to the Company. For example, if JSBW were to use staff of Ms. Garrett's employment agency, or place JSBW staff with current clients of Ms. Garrett, the Board of Directors of the Company would take action to ensure that any fees or commissions paid to Ms. Garrett's employment agency would not exceed the fees or commissions, if any, customarily paid to staffing agencies in the southeastern United States. Further, Ms. Garrett has agreed, should she be elected to the Board of Directors of JSBW at any time in the future, that she will abstain from voting as a member of the Board of Directors on any such agreement in which her employment agency is a party or has an interest or with regard to any business opportunity which may be attractive to both companies. The Company's Amended Articles of Incorporation provide that any such related party contract or transaction must be authorized, approved or ratified at a meeting of the Board of Directors by sufficient vote thereon by directors not interested therein or the contract or transaction must be fair and reasonable to the Company. Accordingly, it is possible for the Company's Board of Directors, by vote of a sufficient number of disinterested members thereof, to authorize, approve or ratify a related party contract or transaction or business opportunity involving Ms. Garrett's employment agency which is unfair and/or unreasonable to the Company, even though Ms. Garrett abstains from voting thereon. Neither the Company nor Ms. Garrett has any current plans for related party transactions.(See Part I, Item
1. "Description of Business," (b) "Business of Issuer - Risk Factors.")

     The Company intends to become a full-service flexible staffing service, and to recruit, train and deploy temporary industrial personnel to companies in a wide range of industries, initially in the Palm Beach County area, then enlarging to the State of Florida and thereafter in selected areas nationwide. The Company plans to be able to provide a full spectrum of staffing services for its clients from a temporary employee of one day to comprehensive outsourcing of human resource functions.

     In its initial phase, the Company will operate out of the facility provided by Mr. Adams. Ms. Garrett will begin by finding client employers and client employees for the Company and instructing Mr. Adams in the operation of a temporary staffing agency. To attract client employers, Ms. Garrett and Mr. Adams will visit potential clients in order to determine their overall needs. In order to attract client employees which match the needs of the potential client employers, the Company will place advertising in local area newspapers in Palm Beach County. In the event the Company requires additional capital during this phase, Mr. Adams has committed to fund the operation until such time as additional capital is available. The Company believes that it will require three
(3) to six (6) months in order to determine the market demand potential and the availability of qualified employees.

     Due to the limited capital available to the Company, the principal risks during this phase are that the Company is dependent upon Ms. Garrett, that Mr. Adams lacks experience, that the Company will not be able to establish a client employer base and or that the Company will not be able to find qualified client employees to fill the needs of the employers at such time as the request for placement is made and that Ms. Garrett may have a conflict of interest in dividing her time between her current business and the Company's business. (See
Part I, Item 1. "Description of Business," (b) "Business of Issuer - Risk Factors.")

     The Company believes that in order to be able to expand its initial operations, it must rent offices in Palm Beach County, hire clerical staff and acquire through purchase or lease equipment for client employee testing, scheduling and accounting purposes. The Company believes that there is adequate and affordable rental space available in Palm Beach County and sufficiently trained personnel to provide such clerical services at affordable rates. Further, the Company believes that the type of equipment necessary for the operation is readily accessible at competitive rates.

     To implement such plan, also during this initial phase, the Company intends to initiate a self-directed private placement under Rule 506 in order to raise an additional $100,000. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial expansion goals and operating costs for a period of one (1) year. In the event the Company is not successful in raising such funds, the Company believes that it will not be able to continue operations past a period of three (3) to nine
(9) months.

     Even if the Company is successful at raising this additional money, there can be no assurance that the implementation of the expansion of the initial plan will increase the number of potential client employers or attract sufficient client employees to fill the needs of such employers at the time a request for placement is made. By expanding, the Company may face unforeseen costs associated with entry into the flexible staffing market. The Company still will be largely dependent upon Ms. Garrett and to a limited extent upon Mr. Adams to find suitable client employees on a profitable and timely basis. Additionally, Ms. Garrett may have a conflict between the time demands of an expanding business and the time requirements of her existing business. Further, additional client employees can increase the risk of increased employer costs and potentially higher Workers' Compensation and employment related claims. The Company believes that it will be adequately covered by insurance against such risks; however, there can be no assurance that claims will not be made directly against the Company. If such claims were to be made, they could have an adverse effect upon the Company's financial well being. Also, due to the lack of a working capital funding source, the Company may not have sufficient operating capital since most client employees pay 30 to 45 days after billing. Although the Company believes the $100,000 is sufficient to cover operations for approximately an additional twelve (12) months, there can be no assurance that such funding can cover the additional risks associated with expansion. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - Risk Factors.")

     If the Company is able to generate enough revenue during the initial phase to support the first location, in the medium term, the Company plans to open one
(1) additional office each quarter until such time as it has four (4) offices operating. The Company intends to open the first expansion office outside of Palm Beach County in Orlando since Ms. Garrett already has an operation in that area and is familiar with the employment environment there. The Company anticipates that it will require an additional $100,000 to fund one (1) year of operations at this second location, acquisition of offices space and equipment and wages for clerical staff. The Company also believes that Mr. Adams will be capable of managing the Palm Beach County operation at this time, while Ms. Garrett will oversee Orlando and generally oversee the Palm Beach County operation. As with Palm Beach County, the Company believes that there is adequate and affordable rental space and clerical support staff available. To fund this additional expansion, the Company intends to initiate another self-directed Rule 506 offering to raise $100,000. If the Company is not successful in raising such additional funds, the Company believes that it will not be able to operate the second location without creating a financial drain on the first location. Even if it is successful, there can be no assurance that the Company will achieve any acceptance in the Orlando marketplace and may find neither sufficient client employers nor qualified client employees to make the venture viable.

     During the first quarter in which Orlando office is operating, the Company intends to seek funding through an additional Rule 506 offering, seeking an additional $300,000. Such funds will be utilized to open the third and fourth office during the next two quarters. While office space, clerical help, equipment costs and operations for a one (1) year period are not anticipated to exceed $100,000 for each office, the Company believes that both Mr. Adams and Ms. Garrett should be placed on an annual salary and that advertising and promotional costs must be increased in order to increase the accessability to a broader range of potential client employers and an increased selection of client employees. Also, in order to be competitive with other temporary staffing agencies, the Company must implement an employee benefit program. he Company believes that the additional $100,000 of the planned offering should be sufficient to cover these increased costs. The Company plans to open its third office in Broward County since that is immediately contiguous to Palm Beach County and its fourth office in Dade County.

     The Company feels that by covering these three (3) contiguous counties in South Florida that it will have access to a broader range of potential client employers and a larger pool of potential client employees. Further, it believes that operations in the three (3) contiguous counties will lead to economies of scale which will increase the potential profitability of the Company. Areas in which the Company believes it will have the benefit of the greatest economies of scale are advertising and availability of a larger labor pool which can cover each of the three (3) counties. Rental space, clerical staff and equipment is readily available in each of these areas.

     The principal risks of these expanded operations would be unforeseen costs associated with entry into the expanded market, increased costs associated with a larger employee base, liability from Workers' Compensation and employee related claims associated with a larger work force, inability to find a presence in the expanded market place, increased competition and increased risk associated with the lapse between billing and payment by client employers. Should the Company incur any large liabilities because of its operations, which risk increases as the employee pool increases, such liabilities could have a substantially detrimental affect upon the Company's financial condition. Further, should the Company be unable to secure the financing required for the additional expansion, the anticipated revenues from a reduced operation, while potentially able to meet the operating needs of the Company, would impede the likelihood of incremental revenue increases necessary for the long term financial success of the Company. (See Part I, Item 1. "Description of Business
- (b) Business of Issuer - Risk Factors.")

     The Company plans to monitor closely its medium term operations for approximately two (2) years. At this time the Company intends to expand into the PEO market by adding such services to its existing facilities. At such time, the Company will be required to comply with the PEO requirements of the State of Florida. (See Part I, Item 1. "Description of Business - (b) Business of Issuer
- Industry Regulation - PEO Licensing Requirements.") If it has been successful in securing the necessary financing and if each of the operations is capable of sustaining itself, the Company intends to seek additional financing in the form of Rule 506, conventional bank financing, small business administration financing, venture capital or the private placement of corporate debt for a total of approximately $1,000,000. There can be no assurance that any of these financing sources will be available to the Company. If the Company's plan to seek additional financing is successful, the Company intends to open additional offices which compliment the Orlando operation, beginning in Tampa, then expanding into Sarasota and Fort Meyers and to add a regional manager to oversee these operations. The Company believes that such expansion will achieve similar economies of scale as those which are anticipated by the Palm Beach, Broward and Dade County expansion. Further, the Company believes that such expansion will place the Company in a position to be a major force in the temporary industrial staffing industry in the State of Florida. If such expansion is implemented, Mr. Adams and Ms. Garrett believe that they will be able to oversee the operation with the addition of the manager.

     The Company has not sought as of yet any debt financing since it believes that any qualified venture capital firm will not loan any funds to the Company until such time as it is fully reporting and has completed at least two years of profitable operations. Once it has met those criteria, the Company intends to seek out funds from licensed venture capital firms and to negotiate terms which will fit the financial capabilities of the Company. Since the Company does not intend to seek debt financing until such time as it has several locations operating successfully, it believes that it can negotiate appropriate placement and repayment terms for such borrowings. However, there can be no assurance that such funds will be available to it or that suitable terms which are most advantageous to the Company can be negotiated. In addition, the Company does not, at this time, anticipate that it will require substantial leverage to fund the expanded operations. However, in the event the Company did receive debt financing and in the event the Company were not successful in sustaining operations or meeting such debt and defaulted in its payments on the debt, then such debt financing could foreclose upon the Company's interests to the detriment of its shareholders.

     Although the Company is authorized to borrow funds, as discussed, it does not intend to do so until such time as it has been operating for a given period of time. At such time as the Company seeks borrowed funds, it does not intend to use the proceeds to make payments to the Company's promoters, management (except as reasonable salaries, benefits and out of pocket expenses) or their respective affiliates or associates. Except for the $100 paid to Mr. Adams each month, the Company does not intend to pay any money to any officer or director until such time as it secures financing. The Company has no present intention of acquiring any assets or other property owned by any promoter, management or their respective affiliates or associates or acquiring or merging with a business or company in which the Company's promoters, management or their respective affiliates or associates directly or indirectly have an ownership interest. Existing conflict of interest provisions are set forth in the Amended Articles of Incorporation for the Company. Management is not aware of any circumstances under which this policy, through their own initiative, may be changed. Although there is no present potential for a related party transaction, in the event that any payments are to be made to promoters and management such will be disclosed to the security holders and no such payments will be made in breach of the fiduciary duty such related persons have to the Company.

     There  are  no   arrangements,   agreements   or   understandings   between
non-management   shareholders   and   management   under  which   non-management
shareholders may directly or indirectly participate in or influence the management of the Company's affairs. There are no arrangements, agreements or understandings under which non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's Board of Directors.

     In the event the Company is successful in securing the additional financing for its long term expansion, it plans to seek acquisitions and grant franchises to qualified companies which the Company believes will compliment its overall strategy inside and outside of the State of Florida. The Company will seek acquisitions of flexible industrial staffing companies and expand itsoperations into the area of PEO's. At such time as the Company enters the PEO market outside the State of Florida, the Company will be required to comply with applicable state regulations regarding PEO's. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - Industry Regulations - PEO Licensing Requirements; and (b) "Business of Issuer - Risk Factors.")

     Such increased expansion may increase greatly the risks associated with the Company's operations. The Company will continue to be dependent upon recruiting qualified client employees and establishing a sufficient client employer base. Increased operations and expansion into the areas of PEO's expose the Company to the potential of unfavorable interpretation of government regulations. The larger the work force, the greater the chance of increased employee costs, liability for Workers' Compensation and employer related claims. Expansion will expose the Company to competition from larger and more established flexible industrial staffing firms, many of whom have greater resources than the Company. The Company anticipates that revenues from such expanded operations may result in greater fluctuation in revenues as a result of seasonal variations in staffing needs. Also, the Company will be required to pay wages to a larger staff while still experiencing a 30 to 45 day delays in payments received from client employers. Once the Company expands into the PEO market, there is a risk that termination of a portion of the PEO contracts could occur at the same time, thereby causing an adverse impact upon the Company. In addition, with expansion and implementation of an employee benefit plan which is necessary in order to be competitive for qualified client employees, in the event such plan were to be disallowed, loss of qualified status could have an adverse effect upon the Company. Finally, as a larger Company, it could face possible adverse affects from fluctuations in the general economy and business of its client employers. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - Risk Factors.")

     Another avenue available to the Company to aid its ability to expand is to seek a reverse merger with a larger, public company. While the Company has no present intention to seek such a merger, in the event that an appropriate vehicle were to become known to the Company, the Board of JSBW would evaluate the relative risks and merits of such a merger to the overall plans for the Company. The Company may also seek to expand by acquisitions of unrelated companies which engage in related services such as temporary clerical staffing and full employment agencies.

     As a reporting company, the Company isrequired to file quarterly on Form 10-QSB and annually on Form 10-KSB and in each case, is required to provide the financial and other information specified in such forms. In addition, the Company would be required to file on Form 8-K in the event there was a change of control, if the Company acquires or disposes of assets, if there is a bankruptcy or receivership, if the Company changes its certified accountants, upon the occurrence of other events which may be pertinent to the security holders, and after certain resignations of directors. Being subject to such reporting requirements reduces the pool of potential acquisitions or merger candidates for the Company since such transactions require that certified financials must be provided for the acquiring, acquired or merging candidate within a specified period of time. That is why the Company intends to expand through internal operations through the short and medium term. At such time as the Company will seek acquisitions or mergers, it will limit itself to companies which either already have certified financial statements or companies whose operations lend themselves to review for a certified audit within the required time.

     The staffing industry consists of companies which provide four basic services to clients: flexible staffing, professional employer organization ("PEO"), placement and search and out-placement. Based on information provided by the National Association of Temporary and Staffing Services ("NATSS"), the National Association of Professional Employers Organizations ("NAPEO"), and the Staffing Industry Analysts, Inc. ("SIAI"), 1997 staffing industry revenues were approximately $50.3 billion. According to industry sources, approximately 7,000 flexible staffing firms and 2,000 PEO firms employed approximately 2.5 million people per day, or approximately 4% of the entire United States work force in 1997. Over the last five years, the staffing industry has experienced significant growth due largely to the utilization of temporary help across a broader range of industries as well as the emergence of the PEO sector.

     According to NATSS, flexible industrial staffing currently represents 34.4% of the estimated $50.3 billion in 1997 flexible staffing revenues. The Company believes that the flexible staffing market is highly fragmented and that in excess of 75% of flexible industrial staffing industry revenues are generated by small local and regional companies. According to NATSS, the flexible industrial staffing sector grew from $5.6 billion in 1991 to $17.3 billion in 1997, representing a compound annual growth rate of approximately 16%. The Company's goal is to target opportunity in this fragmented, rapidly growing market which has to date been under-served by full service staffing companies.

Business Strategy

     The Company's business strategy, which is dependent upon its obtaining sufficient financing with which to implement its business plan (of which there is no assurance), is to provide human resource services focusing on the flexible industry staffing market. The Company's revenues will be based upon the salaries and wages of employees assigned to work at client company locations (sometimes referred to as " worksite employees"). The Company's fee structure will be based on the gross payroll of each employee, the estimated costs of employment related taxes, health benefits, Workers' Compensation benefits, insurance and other services to be offered by the Company plus a negotiated mark-up. The Company's revenues are dependent on the number of clients enrolled, the resulting number of employees and the gross payroll of such employees.

     The  Company's  primary  direct  costs  will be (i)  salaries  and wages of worksite employees (payroll cost), (ii) employment related taxes, (iii) health benefits and (iv) Workers' Compensation benefits and insurance. (See Part I,
Item 1, "Description of Business," (b) "Business of Issuer - Risk Management Program - Workers' Compensation.") Employment related taxes consist of the employer's portion of payroll taxes required under the Federal Income Contribution Act ("FICA"), which includes Social Security and Medicare, and federal and state unemployment taxes. The federal tax rates are defined by the appropriate federal regulations. State of Florida unemployment tax rates are affected by claims experience, of which the Company has none at this time. Health benefits are comprised primarily of medical insurance costs, but also include costs of other employee benefits such as prescription coverage, vision care, disability insurance and employee assistance plans.

     Flexible staffing and related costs of wages, salaries, employmen taxes and benefits related to worksite employees will be recognized in the period in which those employees perform the flexible staffing services. Because the Company will be at risk for all of its direct costs, independently of whether payment is received from its clients, and consistent with industry practice, all amounts billed to clients for gross salaries and wages, related employment taxes, health benefits and Workers' Compensation coverage will be recognized by the Company, net of credits and allowances.

     The Company's gross profit margin will be determined in part by its ability to estimate and control direct costs and its ability to incorporate such costs in the service fees charged to clients. The Company will attempt to reflect changes in primary direct costs through adjustments in service fees charged to clients, subject to contractual arrangements.

     The Company's objective is to become a dominant provider of industrial flexible staffing services in select geographic areas, beginning in Palm Beach County, Florida, expanding to contiguous counties in South Florida then throughout the State of Florida and thereafter into selected areas nationwide. To achieve this objective, and assuming that sufficient operating capital becomes available, the Company intends to: (i) provide a comprehensive package of single-source human resource services; (ii) focus on Palm Beach County which has been under-served although it has high grow opportunities; (iii) at the time of expansion, cluster offices to achieve regional market leadership; (iv) maximize operating efficiencies through integrated technology and back office, support; and (v) commit to the permanent employment over time of its flexible industrial staffing so as to become their "guardian employer".

     Management expects, in the event JSBW achieves commercial success initially, to increase the Company's market penetration through internal expansion and thereafter through selected acquisitions. Such acquisitions could include both flexible industrial staffing providers and PEO providers. Management believes that in the current flexible staffing market, expansion into markets beyond the State of Florida could be especially attractive because it is believed that the internal structuring of a successful operation in Florida can be replicated in other selected geographic areas with high grow opportunities. However, such expansion beyond Florida presents certain challenges and risks and there could be no assurance that JSBW, even if it were successful in establishing markets in other states, could be expected to be successful in profitably penetrating these potential markets.

Proposed Company Staffing and Client Services

     Ms. Garrett, the Executive Vice President of the Company, has been employed in the temporary staffing and permanent placement industry for approximately fourteen (14) years and has managed her own employment agency for the last three
(3) years, one and one-half (1.5) years as a sole proprietor and one and one-half years as a corporation. Under her direction, the Company plans to offer clients a full array of staffing services; to serve as the employer of record with respect to flexible staffing services; and to operate a recruiting and training center which will initially be staffed by the executive officers.It is anticipated, and subject to the availability of additional funding, that the Company will employ a manager, recruiting coordinators, staffing consultants, an office administrator and clerical assistants. The number of people employed in each position will vary by the size of the recruiting and training center and the degree of penetration into the initial and subsequent territories.

     The Company believes that its initial success will be due in part to the familiarity of Ms. Garrett with the businesses of its potential clients. She will visit client jobs regularly to become familiar with the skills required by the client's business, conduct job site safety inspections and insure that employees are properly equipped for the job. To insure client satisfaction, Ms. Garrett will play an active role in the daily work assignments. Ms. Garrett also will attempt to become familiar with the Company's pool of industrial employees. The Company intends to subject each employee to a two-day screening process that evaluates skills, abilities, and attitudes. This not only will permit the Company to institute appropriate training programs and assign its workers, but also help the Company retain desirable employees.

     Management is unable at this time to forecast with any degree of certainty the acceptance of the Company's services or the salaries of its employees; however, JSBW intends to market its services and recruit its staff so that its pricing policies are considered competitive in the Company's target markets.

Sales and Marketing

     The Company plans to market its flexible industrial staffing through a combination of marketing channels including direct sales, franchising and strategic alliances. The Company believes that this multi-channel approach will allow the Company quickly to access a pool of skilled employees, develop regional awareness and ultimately become a market leader. Of the three marketing channels intended to be employed by the Company, direct sales and franchising are common in the flexible industrial staffing business, while strategic alliances have most commonly been used in the PEO business. There can be no assurance that any of these techniques will be successful. The Company intends to compete, assuming that it is successful in obtaining sufficient financing, with other companies in its target markets who are currently providing flexible staffing services.

     The Company anticipates that its initial marketing efforts will be in the area of direct sales. Good quality staff and professional follow-up with the clients will be essential to the Company's success. Initially, Ms. Garrett will secure the Company's client base. However, the Company anticipates that it will employ qualified sales personnel to establish new customer accounts. The Company believes that by employing its own sales personnel it will be able to penetrate additional markets at a minimal cost since sales associates receive compensation in the form of commissions based upon a client's use of the Company's services. This commission based compensation program will reduce the overhead costs for the Company.

     The Company's ability to develop markets through the services of its Executive Vice President and eventually a sales force is, of course dependent upon managements ability to obtain necessary financing, of which there can be no assurance. Assuming the availability of adequate funding, JSBW intends to stay abreast of changes in the marketplace by ensuring that its staff experience and pricing policies are competitive. JSBW does not anticipate obtaining long-term contracts with clients since such contracts are not common in the flexible staffing industry; however, management believes that the loyalty of such clients can be maintained through good staffing and good servicing of the accounts.

     The Company will attempt to maintain diversity within its client base in order to decrease its exposure to downturns or volatility in any particular industry. As part of this client selection strategy, the Company intends to offer its services only to those businesses which operate in certain industries, eliminating industries that it believes present a higher risk of employee injury. Where feasible, the Company intends to evaluate each client's Workers' Compensation risk, credit worthiness, unemployment history and operating stability.

Risk Management Program - Workers' Compensation

     The Company believes that careful client selection, pro-active prevention programs and aggressive control of claims will result in reduced Workers' Compensation costs. JSBW will seek to prevent workplace injuries by implementing a variety of training, safety and mandatory drug-free workplace programs (including pre-employment screening, random testing and post-accident drug monitoring) to ensure that safety awareness is heightened at the sites to which the Company sends its workers. Further, the Company will insist that clients adhere to ongoing safety practices at the clients' worksites as a necessary condition to a continued business relationship.

     The Company believes that it can secure adequate Workers' Compensation insurance at sufficient deductible per accident levels so as to cover the intended risk management objectives.

Competition

     The staffing market is highly fragmented, characterized by many small providers, in addition to several large public companies. There are limited barriers to entry and new competitors frequently enter the market. Although a large percentage of flexible staffing providers are locally operated with fewer than five offices, many of the large public companies have significantly greater marketing, financial and other resources than the Company. However, unlike the Company, a majority of these companies do not focus primarily on the supply of temporary industrial personnel. The Company believes that by focusing primarily on the placement of temporary industrial personnel, it will enjoy a competitive advantage over many of its competitors who attempt to provide a broader base of temporary employees.

     The Company also believes that by targeting emerging companies, rather than larger companies that are generally being pursued by its competitors, it can also gain certain competitive advantages. The Company believes that there are several factors that must be met in order to obtain and retain clients in the flexible staffing market. These factors include an adequate number of well located offices, an understanding of clients' specific job requirements, the ability to reliably provide the correct number of employees on time, the ability to monitor job performance, and the ability to offer competitive prices.

     To attract qualified industrial candidates for flexible employment assignments, companies must offer competitive wages, vacations and holiday pay, positive work environments, flexibility of work schedules and an adequate number of available work hours. Initially, the Company intends to establish one office in the Palm Beach County area; however, the Company believes that it can be highly competitive in the other areas and, subject to the availability of additional funding which cannot be assured, will be in a position to open additional offices in a relatively short period of time.

Industry Regulation

Overview

     As an employer, the Company is subject to all federal, state and local statutes and regulations governing its relationship with its employees and affecting businesses generally, including its client employees.

Uncertainty as to the Employer Relationship

     By entering into the co-employment relationship with client employees, the Company will be assuming certain obligations and responsibilities of an employer under federal and state laws. Many of these federal and state laws were enacted prior to the development of nontraditional employment relationships such as temporary employment. Whether certain laws apply to the Company depends in many cases upon whether the Company is deemed to be an "employer" for purposes of the law. The definition of "employer" under these laws is not uniform and, therefore, the application of these laws to the Company's intended business is not always certain. In many cases, a person's status as an "employer" is determined by application of a common law test involving the examination of several factors to determine an employer/employee relationship. Uncertainty as to the application of certain laws governing "employer" relationships will be particularly important to the Company in federal tax and employee benefit matters.

     Federal and State Employment Taxes. The Company will assume the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries to be paid to its employees, including client employees. To date, the Internal Revenue Service ("IRS") has relied extensively on the common law test of employment in determining employer status and the resulting liability for failure to withhold.

     The Company intends to expand its operations into the PEO market. The IRS has formed an examination division market segment specialization program for the purpose of examining selected PEO's. If the Company enters the PEO market and if it were to be examined, it is possible that the IRS may determine that a PEO is not an employer of the client employees under the Internal Revenue Code of 1986, as amended (the "Code"), provisions applicable to federal employment taxes and, consequently, that the client companies are exclusively responsible for payment of employment taxes on wages and salaries paid to such employees.

         A determination by the IRS that the Company is not an employer of the client employees may impact the Company's ability to report employment taxes on its own account rather than for the accounts of its clients and would increase administrative burdens on the Company's payroll service function. In addition, while the Company believes that it can contractually assume the client company's withholding obligations, in the event the Company fails to meet these obligations, the client company may be held jointly and severally liable therefore. Assuming that proper funding is available, the Company's management believes that the economic strength and reputation of the Company will prevent this potential liability from discouraging prospective clients.

     Employee Benefit Plans. The Company intends to offer various benefit plans to its client employees. It is intended that the Company will offer a retirement plan, a group health insurance plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by the employer for the exclusive benefit of the Company's employees. An IRS examination of the Company and/or a client company may determine that the Company is not an employer of client employees under Code provisions applicable to employee benefit plans. Consequently, the Company may not be able to offer client employees benefit plans that qualify for favorable tax treatment. If the IRS were to conclude that the Company is not an employer of its client employees for plan purposes, client employees would not be able to continue to make tax favored contributions to the Company's intended retirement plan. The Company believes that, although unfavorable to the Company, a prospective application by the IRS of an adverse conclusion would not have a material adverse effect on its financial position and results of operations. If such conclusion were applied retroactively, employees' vested account balances may become taxable immediately, the Company would then lose its tax deduction to the extent the contributions were not vested, the plan trust would become a taxable trust and penalties could be assessed. In such a scenario, the Company would face the risk of client dissatisfaction, as well as potential litigation. A retroactive application by the IRS of an adverse conclusion could have a material adverse effect on the Company's financial position, results of operations and liquidity. While the Company believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues.

     Employee pension and welfare plans also are governed by ERISA. The United States Supreme Court has held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. A definitive judicial interpretation of employer in the context of a PEO arrangement has not been established. If there were an adverse finding against the Company as a PEO employer, the result of such finding would be that the Company and its plans would not enjoy the preemption of state law provided by ERISA and could be subject to varying state laws and regulations, as well as to claims based upon state common laws.

Workers' Compensation

     Workers' Compensation is a state mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. In exchange for providing Workers' Compensation coverage for employees, employers are generally immune from any liability for benefits in excess of those provided by the relevant state statutes. In most states, the extensive benefits coverage for both medical costs and lost wages is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds, self insurance funds or, if permitted by the state, employer self-insurance. Workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex.

PEO Licensing Requirements

     Approximately one-third of the states, including Florida, have passed laws that have licensing or registration requirements for PEO's and several additional states are considering regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEO's. State regulation assists in screening insufficiently capitalized PEO operations and, in the Company's view, has the effect of legitimizing the PEO industry generally by resolving interpretative issues concerning employee status for specific purposes under applicable state law. Existing regulations are relatively new and, therefore, limited interpretive or enforcement guidance is available.

     Assuming funding is available, the Company plans to establish an initial PEO operation in Florida. Under Florida law, the Company's intended PEO operation will require licensing under the Florida Employee Leasing Licensing Act of 1991 (the "Florida Licensing Act"). Among other things, the Florida Licensing Act requires PEO's and their controlling persons to be licensed, mandates reporting requirements, allocates several employer responsibilities and requires the payment of an annual licensing fee based upon gross payroll amounts. The Florida Licensing Act also requires licensed PEO's to: (i) reserve the right of direction and control over leased employees, (ii) enter into written agreements with their clients, (iii) pay wages to leased employees, (iv) pay and collect payroll taxes, (v) maintain authority to hire, terminate, discipline and reassign employees, and (vi) reserve the right to direct and control the management of safety, risk and hazard control at the worksite, including the right to perform safety inspections, to promulgate and administer employment and safety policies, and to manage Workers' Compensation claims, claims filings, and related procedures.

Seasonality

     The Company believes that its results of operations will reflect the seasonality of higher client demand for flexible industrial staffing services in the last two quarters of the year, compared to the first two quarters. Even though there may be a seasonal reduction of flexible industrial staffing revenues in the first quarter of a year as compared to the fourth quarter of a prior year, the Company intends not to reduce the related core personnel and other operating expenses since the infrastructure, once established, is needed to support anticipated increased revenues in subsequent quarters. The Company further believes that once it establishes the PEO operation, that the reduction in flexible industrial staffing revenues in the first quarter of the year will be substantially offset by increased PEO revenues which are generally not subject to seasonality.

 Employees and Consultants

   The Company has had no employees since its organization. Except for lump sum consulting fees received by Mr. Adams and Ms. Garrett, JSBW's executive officers and directors, have served in those positions without compensation through the date hereof. Mr. Adams was compensated for specialized services, including the preparation of a business plan and the performance of certain financial consulting services, commonly performed by outside consultants, despite his position as executive officer and director of JSBW, because the Company does not presently have the financial capability to pay management salaries or retain outside consultants on an ongoing basis. Ms. Garrett was compensated for management consulting services relating to the operations of an employment agency, despite her position as an executive officer of JSBW, because the Company does not presently have the financial capability to pay management salaries or retain outside consultants on an ongoing basis. It is anticipated that at such time, if ever, as the Company's financial position permits, assuming that JSBW is successful in raising adequate funding through equity and/or debt financing and/or generating a sufficient level of revenue from operations, Mr. Adams and Ms. Garrett and any other executive officers the Company may employ, will receive appropriate compensation, in addition to salaries, which may include bonuses, coverage under medical and life insurance benefit plans and participation in stock option and/or other profit sharing or pension plans, for services as executive officers of the Company.

Facilities

     The Company maintains its office rent free at the home of Mr. Adams at 219 Almeria, West Palm Beach, Florida 33405. Its telephone number is (561) 804-9744. The Company anticipates that it will have continued use of this office on a rent-free basis for the foreseeable future and that this arrangement will be adequate for the Company's needs while it is in the development stage. Assuming that JSBW obtains the necessary additional financing and is successful in implementing its business plan, no assurance of which can be made, the Company will require its own commercial facility for the first flexible staffing office location in Palm Beach County, including sufficient space to establish the intended training program. In such event, management believes that JSBW would be able to locate adequate facilities at reasonable rental rates in Palm Beach County, suitable for its future needs.

Risk Factors

     Before making an investment decision, prospective investors in the Company's Common Stock should carefully consider, along with other matters referred to herein, the following risk factors inherent in and affecting the business of the Company.

     1. Development Stage Company. JSBW was only recently organized on October 20, 1997, and accordingly, is in the early form of development stage and must be considered promotional. Management's efforts, since inception, have been allocated primarily to organizational and fund raising activities and the ability of the Company to establish itself as a going concern is dependent upon the receipt of additional funds from operations or other sources to continue those activities. Potential investors should be aware of the difficulties normally encountered by a new enterprise in its development stage, including under-capitalization, cash shortages, limitations with respect to personnel, technological, financial and other resources and lack of a client base and market recognition, most of which are beyond the Company's control. The likelihood that the Company will succeed must be considered in light of the problems, expenses and delays frequently encountered in connection with the competitive environment in which the Company will operate. The Company's success depends to a large extent on establishing a strong client base and hiring, training and placing client employees for placement with its clients. There is no guarantee that the Company's proposed activities will attain the level of recognition and acceptance necessary for the Company to find a niche in the flexible staffing market. There are numerous flexible staffing firms in Palm Beach County, the State of Florida and nationwide, several of which are large public companies, which are already positioned in the business and which are better financed than the Company. There can be no assurance that the Company, with its very limited capitalization, will be able to compete with these companies and achieve profitability. (See Part I, Item 1. "Description of Business.")

     2. No Operating History, Revenues or Earnings. As of the date hereof, the Company has not yet commenced operations and, accordingly, has received no operating revenues or earnings. Since its inception, most of the time and resources of JSBW's management have been spent in organizing the Company, obtaining interim financing and developing a business plan. The Company's success is dependent upon its obtaining additional financing from intended operations, from placement of its equity or debt or from third party funding sources. The Company's success in the business of flexible staffing is dependent upon the receipt of profits from operations, which are not expected for the foreseeable future, and/or additional financing to enable the Company to continue in operation. There is no assurance that JSBW will be able to obtain additional debt or equity financing from any source. The Company, during the development stage of its operations, can be expected to sustain substantial operating expenses without generating any operating revenues or the operating revenues generated can be expected to be insufficient to cover expenses. Thus, for the foreseeable future, unless the Company attains profitable operations, which is not anticipated, the Company's financial statements will show an increasing net operating loss. (See Part I, Item 1. "Description of Business.")

     3. Minimal Assets, Working Capital and Net Worth. As of September 30, 1998, the Company's total assets in the amount of $10,642, consisted, principally, of the sum of $10,263 in a note receivable. As a result of its minimal assets and a net loss from operations, in the amount of $12,193, as of September 30, 1998, the Company has very minimal net worth presently. Further, JSBW's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. Mr. Adams, executive officer and director of JSBW contributed services valued by him at $160.10 in consideration for 1,601,000 shares of the Company's Common Stock received by him at inception. Ms. Garret, Executive Vice President, contributed services valued by her at $2475.00 in consideration for 49,500 shares of the Company's Common Stock received by her. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any. (See Part I, Item 1. "Description of Business")

       4. Need for Additional Capital: Going Concern Qualification Expressed by Auditor. Without an infusion of capital or profits from operations, the Company is not expected to continue in operation after the expiration of the period of three to nine months from the date hereof. Accordingly, the Company is not expected to become a viable business entity unless additional equity and/or debt financing is obtained. JSBW's independent certified public accountant has expressed this as a "going concern" qualification to the opinion of Durland and Company, CPA's P.A. on the Company's financial statements. The Company does not anticipate the receipt of operating revenues until management successfully implements its business plan, which is not assured. Further, JSBW may incur significant unanticipated expenditures which deplete its capital at a more rapid rate because of among other things, the development stage of its business, its limited personnel and other resources and its lack of a client base and market recognition. Because of these and other factors, management is presently unable to predict what additional costs might be incurred by the Company beyond those currently contemplated to obtain additional financing and achieve market penetration on a commercial scale in its proposed line of business, i.e. flexible temporary staffing. JSBW has no identified sources of funds, and there can be no assurance that resources will be available to the Company when needed.

     5. Dependence on Management: Director's Lack of Experience in Flexible Staffing Business. The possible success of the Company is expected to be largely dependent on the continued services of its Executive Vice President, Ms. Garrett, because neither Mr. Adams, a director and executive officer of JSBW nor the other director and executive officer have any experience or expertise in the flexible temporary staffing business. Virtually all decisions concerning the recruitment, training and placement of client employees and the establishment of a client base with whom to place the client employees by the Company will be made or significantly influenced by Ms. Garrett. She is presently serving as manager of her own employment agency and she is required to devote a significant amount of her time to the conduct of that company's business. Ms. Garrett and Mr. Adams are expected to devote only such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and director of JSBW. The loss of the services of Ms. Garrett would adversely affect the conduct of the Company's business and its prospects for the future. The Company presently holds no key-man life insurance on the lives of, and has no employment contract or other agreement with Ms. Garrett or Mr. Adams.

     6. No Qualified Client Employees or Client Base. The Company was only recently organized. While JSBW intends to engage in the flexible temporary staffing business, the Company currently has no qualified client employees to place with clients and no clients with whom to place such qualified employees. Further, the very limited funding currently available to the Company will not permit it to commence business operations in the flexible temporary staffing industry except on a very limited scale. There can be no assurance that the debt and/or equity financing, which is expected to be required by the Company in order for JSBW to continue in business after the expiration of the next three to nine months, will be available. The Company has no clients presently and there can be no assurance that it will be successful in obtaining clients in its initial prospective marketing area encompassing Palm Beach County. JSBW does not expect to have long-term contracts with any clients; thus, management believes that the Company must, in order to survive, ultimately obtain the loyalty of a large volume of clients. The Company expects to be limited in the number of client employees and training and support personnel it is capable of employing as a result of its limited operating capital. Thus, the Company could be expected to experience substantial difficulty in attracting the high volume of clients in the prospective target market which would enable JSBW to achieve commercial viability. The Company will be dependent upon its Executive Vice President Ms. Garrett, who has approximately fourteen (14) years of experience in employment agency business. (See Part I, Item 1. "Description of Business,"
(b) "Business of Issuer - Business Strategy; - Proposed Company Staffing and Client Services; and - Sales and Marketing.")

     7. No Placement Organization: Limited Placement Capability. The Company's success depends in large part upon its ability to identify and adequately penetrate the markets for its potential staffing services and its ability to recruit qualified client employees for temporary placement. As compared to JSBW, which lacks the financial, personnel and other resources required to compete with its larger, better-financed competitors, virtually all of the Company's competitors have much larger budgets for securing clients, recruiting client employees and training. Except for its Executive Vice President, JSBW presently has no temporary staffing or client enrollment personnel whatsoever and, accordingly, management expects that the Company's services will be marketed initially, for the most part, through contacts and previous clients of Ms. Garrett. Depending upon the level of funding obtained by the Company, management believes, without assurance, that it will be possible for JSBW to attract qualified client employees, staff personnel and clients. However, in the event that only limited funds are obtained, the Company anticipates that its limited finances and other resources may be a determinative factor in the decision of any prospective employee as to whether to become employed by JSBW. Until such time, if ever, as the Company is successful in attracting and employing capable sales staff to secure and service a larger client base and capable training and recruitment staff to qualify potential client employee candidates, it intends to rely upon the judgment and conclusions of its Executive Vice President, based upon her knowledge and experience gained in managing her own employment agency, relative to the Company's needs for securing clients and recruiting and training client employees. However, the fact that Mr. Adams, executive officer and director of JSBW has no specific experience in the flexible temporary staffing industry may adversely impact the Company's chances for success. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - Sales and Marketing.")

     8. High Risks and Unforeseen Costs Associated with JSBW's Entry into the Flexible Temporary Staffing Industry. There can be no assurance that the costs for the establishment of a client base or for the recruiting and training of qualified client employees incurred by JSBW will not be significantly greater than those estimated by Company management. Therefore, the Company may expend significant unanticipated funds or significant funds may be expended by JSBW without development of a commercially viable flexible temporary staffing business. There can be no assurance that cost overruns will not occur or that such cost overruns will not adversely affect the Company. Further, unfavorable general economic conditions and/or a downturn in client confidence has in the past had, and could be expected in the future to have, an adverse affect on client placements which could, in turn, adversely affect the Company's business. Additionally, competitive pressures and changes in client mix, among other things, which management expects the Company to experience in the uncertain event that it achieves commercial viability, could reduce the Company's gross profit margin from time to time. Accordingly, there can be no assurance that JSBW will be capable of establishing itself in a commercially viable position in local, state and nationwide temporary placement markets. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer.")

     9. Dependency on Recruiting Qualified Client Employees and Establishing a Sufficient Client Base. The Company's ability to provide qualified client employees on a profitable and timely basis depends, at least initially, upon the availability of qualified candidates and the ability to quickly train them to the level of competency necessary for placement. Further, the Company's ability to establish a sufficient client base with whom qualified client employees may be placed depends, at least initially, upon vacancies in the temporary staffing market. There can be no assurance that qualified candidates or sufficient vacancies will exist at the levels which management believes are possible. Further, even if the Company receives sufficient proceeds from equity and/or debt financing or third party funding sources, thus enabling it to employ sales and staff personnel, to actively recruit qualified candidates and to establish a sufficient client base needed to implement its business plan, it will nevertheless be dependent upon the availability of qualified candidates and vacancies in the temporary staffing market Although management believes that initially Palm Beach County and thereafter the State of Florida and nationwide have available adequate qualified candidates and sufficient client employers with temporary vacancy positions, there can be no assurance that this will be so. The insufficiency of qualified candidates and/or the insufficiency of client employers may adversely affect JSBW's ability to be profitable in the flexible temporary staffing market. The Company does not anticipate that it will have long-term contracts with its prospective client employers. (See Part I, Item 1. "Description of Business," (b) Business of Issuer - Sales and Marketing.")

     10. Conflict of Interest. There are existing and potential conflicts of interest, including time, effort and corporate opportunity, involved in the participation by the Company's executive officers and director in other business entities and transactions. Ms. Garrett, the Company's Executive Vice President and manager of her own employment agency, which by virtue of her relation to the Company is an affiliate of the Company, will divide her time and effort between the Company, her existing employment agency and her other business obligations. Accordingly, Ms. Garrett and/or other members of management of the Company may be subject to direct conflicts of interest and the corporate opportunities doctrine with respect to business opportunities in the temporary staffing business which come to their attention. The Company's Amended Articles of Incorporation provide that any related party contract or transaction must be authorized, approved or ratified at a meeting of the Board of Directors by sufficient vote thereon by directors not interested therein or the transaction must be fair and reasonable to the Company. Ms. Garrett, who is not presently a director of JSBW, has agreed, in the event that she is elected to serve as a director of the Company in the future, that she would abstain from voting on any related party contract or transaction involving her existing employment agency. Nevertheless, assuming Ms. Garrett's future election to JSBW's Board of Directors and her abstention from voting on any related party contract or transaction in accordance with her agreement, it would still be possible for the Board of Directors of the Company, by a vote of a sufficient number of disinterested directors, to authorize, approve or ratify such a contract or transaction with Ms. Garrett's existing employment agency or any other affiliate even if the terms were unfair to the Company and unreasonable.

     Because of the existing and/or potential future associations of the Company's executive officers and directors in various capacities with other firms involved in a range of business activities and because of the limited or minimal amount of time and effort which is expected to be devoted to the Company by such persons, there are existing and potential conflicts of interest in their acting as executive officers and directors of the Company. None of the executive officers or the directors of the Company will be able to devote a significant amount of time or effort to the business and affairs of the Company because of their simultaneous participation in, employment by and/or commitments to other firms involved in a range of business activities. In addition, all of such persons are or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities (in addition to Ms. Garrett's existing employment agency) involved in a variety of businesses which are engaged, or may in the future engage, in various transactions, or compete directly, with the Company. Conflicts of interest and transactions which are not at arm's-length may arise in the future because the Company's executive officers and/or directors are involved in the management of any company which transacts business, or competes directly with, the Company. (See Part I, Item 1. "Description of Business," (b) Business of Issuer General.")

     11. Potential for Unfavorable Interpretation of Government Regulation. As an employer, the Company is subject to all federal, state and local statutes and regulations governing its relationships with its employees and affecting business generally, including its worksite employees. Although the Company will not be subject to additional regulation by virtue of its flexible staffing operations, as a result of its potential PEO operations, the Company will be affected by specifically applicable licensing and other regulatory requirements and by the uncertainty of the application of numerous federal and state laws relating to labor, tax and employment matters. Because many such laws were enacted prior to the development of alternative employment arrangements, such as those provided by PEO's and other staffing business, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. Interpretive issues concerning such relationships have arisen and remain unsettled. Uncertainties arising under the Code include, but are not limited to, the qualified tax status and favorable tax status of certain benefit plans intended to be provided by the Company and provided by other alternative employers. The unfavorable resolution of these unsettled issued could have a material adverse effect on the Company's results of operations, financial condition and liquidity. In addition, the IRS is conducting an examination division market segment specialization program to examine PEO's throughout the United States. (See - 15. "Potential Legal Liability" and - 20. " Risk of Loss of Qualified Status for Certain Tax Purposes.")

     While many states do not explicitly regulate PEO's, approximately one-third of the states (including Florida) have passed laws that mandate licensing or registration requirements for PEO's and several additional states are considering such regulation. Such laws vary from state to state but generally provide, among other things, for monitoring the fiscal responsibility of PEO's and specify some of the employer responsibilities assumed by PEO's. The length of time required to obtain regulatory approval to begin such operations will vary from state to state, and there can be no assurance that the Company will be able to satisfy the licensing requirements or other applicable regulations of any particular state in which it intends to operate, that it will be able to provide the full range of services currently anticipated to be offered, or that it will be able to operate profitably within the regulatory environment of any state in which it does obtain regulatory approval. The Company is not presently licensed in any state, has not submitted applications to any state and does not intend to apply in any state at the current time. However, should the Company wish to operate in any state which requires licensing, the absence of the required license in such state would prohibit the Company from providing PEO services in such state, until such time as such license is acquired, if ever. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer Industry Regulation.")

     12. Increased Employee Costs. The Company will be required to pay a number of federal, state and local payroll taxes and related payroll costs, including unemployment taxes, Workers' Compensation insurance premiums and claims, Social Security and Medicare, among others, for its employees (including its worksite employees) and will incur certain costs related to the provision of such benefits, such as insurance premiums for health care. Health insurance premiums, unemployment taxes and Workers' Compensation insurance premiums and costs can be significant to the Company's operating results, and will be determined in part by the Company's claims experience, of which it has none at this time. Accordingly, the Company plans to employ extensive procedures in an attempt to control such costs. The Company's projected costs could increase as a result of proposed health care reforms. Recent federal and certain state legislative proposals have included provisions extending health insurance benefits to employees who do not presently receive such benefits. There can be no assurance that the Company will be able to increase the fees charged to its clients in a timely manner and sufficient amount to cover increased costs related to Workers' Compensation, unemployment insurance or health insurance benefits which may be extended to worksite employees.

     13. Liability for Workers' Compensation Claims. The Company has not yet acquired Workers' Compensation insurance, however, initial estimates, and subject to the availability of additional funding, indicate that the Company expects to provide for a $250,000 deductible per accident or industrial illness with an aggregate annual dollar limit on the Company's potential liability for deductible payments of 2.2% of aggregate annual payroll. Subject to the availability of additional funding, the Company may be required to acquire such insurance without an aggregate maximum dollar limit, or in exchange for a lower excess insurance premium rate, or the Company may be required to accept the responsibility for losses exceeding the $250,000 policy deductible per accident or industrial illness on a dollar-for-dollar basis, but only to the extent such losses cumulatively exceed 85% of the excess insurance premium (excluding the profit and administration component), subject to a maximum additional premium amount. If this last option were to be elected, the Company would pay substantially all of the Workers' Compensation claims of its employees. To the extent the Company is not successful in managing the severity of Workers' Compensation claims, the costs incurred by the Company could have a material adverse effect on the Company's financial condition, results of operations and liquidity. In addition, if the Company's aggregate liability for deductible payments are not limited, the adverse development of any claims involving significant dollar amounts also could have a material adverse effect on the Company's financial condition and results of operations (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - Risk Management Program - Workers' Compensation".)

     14. Ability to Grow. The Company expects to grow through acquisitions, internal growth and by granting franchises. The Company plans to expand its business from its current location and by entry into other markets. There can be no assurance that the Company will be able to create a market presence, or if such market is created, to expand its market presence or successfully enter other markets. The ability of the Company to grow will depend on a number of factors, including the availability of working capital to support such growth, existing and emerging competition and the Company's ability to maintain sufficient profit margins in the face of pricing pressures. The Company must also manage costs in a changing regulatory environment, adapt its infrastructure and systems to accommodate growth and recruit and train qualified personnel.

     The Company also plans to expand its business, in part, through acquisitions primarily of flexible industrial staffing companies and PEO's. Although the Company will continuously review potential acquisition candidates, it has not entered into any agreement, understanding or commitment with respect to any acquisitions at this time. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions on favorable terms, or at all, or integrate acquired businesses into its operations. Moreover, there can be no assurance that acquisitions will not have a material adverse effect on the Company's operating results, particularly in the fiscal quarters immediately following the consummation of such transactions, while the operations of the acquired business are being integrated into the Company's operations. Once integrated, acquisitions may not achieve comparable levels of revenues, profitability or productivity as at then existing Company-owned locations or otherwise perform as expected. The Company is unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisitions will be completed. The Company will be competing for acquisition and expansion opportunities with entities that have substantially greater resources than the Company. In addition, acquisitions involve a number of special risks, such as diversion of management's attention, difficulties in the integration of acquired operations and retention of personnel, unanticipated problems or legal liabilities, and tax and accounting issues, some of all of which could have a material adverse effect on the Company's results of operations and financial condition.

     Franchise growth poses the additional risk of the inability of the Company to control the quality of services provided by its franchise associates. Moreover, the failure of any franchise associate to pay royalties due to the Company could have a material adverse effect on the Company's financial condition and results of operations (See Part I, Item 1. "Description of Business (b) "Business Strategy.")

     15. Potential Legal Liability. Providers of staffing services may be subject to claims relating to the actions of their employees (including their worksite employees), including possible claims of discrimination and harassment, theft of client property, misuse of client proprietary information, other criminal actions or torts and other claims. Management intends to adopt and implement policies and guidelines to reduce its exposure to these risks. However, the failure of any Company employee to follow these policies and guidelines may result in negative publicity, injunctive relief and the payment by the Company of money damages or fines. There can be no assurance that the Company will not experience such problems.

     As  an  employer,  the  Company  may  be  subject  to  a  wide  variety  of employment-related claims such as claims for injuries, wrongful death, harassment, discrimination, wage and hour violations and other matters. In addition, a number of legal issues remain unresolved with respect to co-employment arrangements among PEO's, their clients and worksite employees, including questions concerning ultimate liability for violations of employment and discrimination laws. At such time as the Company enters the PEO sector, the Company plans to have a standard PEO client service agreement which establishes a contractual division of responsibilities between the Company and each client for various human resource matters, including compliance with and liability under various governmental regulations. However, as a result of the Company's status as co-employer, the Company may be subject to liability for violations of these and other laws despite these contractual provisions and even if it does not participate in such violations. Although such client service agreements are expected to provide that the client is to indemnify the Company for any liability attributable to the client's failure to comply with its contractual obligations and the requirements imposed by law, the Company may not be able to collect on such contractual obligation claims and thus may be responsible for satisfying such liabilities. Subject to the availability of additional financing, the Company intends to carry liability insurance, but there can be no assurance that any such insurance will be sufficient to cover any judgments, settlements or costs relating to any future claims, suits or complaints or that sufficient insurance will be available to the Company or such providers in the future on satisfactory terms, if at all. If insurance is not sufficient to cover any judgements, settlements or costs relating to any claims, suits or complaints, the Company's business, financial condition, results of operations and liquidity could be materially adversely affected. (See - 11. "Potential for Unfavorable Interpretation of Government Regulations" and Part I, Item 1. "Description of Business" (b) "Business of Issuer-Industry Regulation.")

     At such time as the Company enters into franchise agreements, the Company may be subject to claims asserting that it is vicariously liable for the damages allegedly caused by the franchisees. Generally, franchisor liability for the acts or inactions of its franchisees are based on agency concepts. The Company intends for its franchise agreements to state that the parties are not agents and that the franchisees control the day-to-day operations of their businesses. Furthermore, it is intended that the franchise agreements will require the franchisees to undertake certain efforts to inform the public that they are not agents of the Company and that they are independently owned and operated. Moreover, the Company will take certain additional steps to insulate its potential liability based on claims from the franchisee's conduct including requiring the franchisees to indemnify the franchisor for such claims and mandating that the franchisees carry certain insurance coverage naming the Company as an additional insured. Despite these efforts to minimize the risk of vicarious liability, there can be no assurance that a claim will not be made against the Company, nor that the indemnification requirements and insurance coverage will be sufficient to cover any judgments, settlements or costs relating to such a claim.

     16. Competition. The staffing industry is highly competitive, with approximately 7,000 companies providing flexible staffing services through approximately 17,000 locations and approximately 2,000 companies providing PEO services. The Company will be competing with larger full-service and specialized flexible staffing and PEO competitors in national, regional and local markets. In addition, the Company may encounter substantial competition from new market entrants. Many of the Company's competitors have significantly greater name recognition and have greater marketing, financial and other resources than the Company. The Company expects that there will be significant consolidation in the staffing industry in the future, resulting in increased competition from larger national and regional companies. There can be no assurance that the Company will be able to complete effectively against such competitors in the future. (See
Part   I.   Item   1.    "Description    of   Business,"    (b)   "Business   of
Issuer-Competition.")

     17. Seasonal Variations in Results. The Company expects to experience higher revenues in its third and fourth quarters because of increased demand for temporary industrial personnel during this time. Demand is high during these two quarters because most flexible staffing clients are increasing production in preparation for the end of the year holiday season. The Company expects that its quarterly operating results also will fluctuate as a result of a number of timing factors, including the effect of employment tax limits. In addition, the Company expects to experience lower revenues in the first quarter due to unfavorable weather conditions and lower overall economic activity. (See Part I, Item 1. "Description of Business", (b) "Business of Issuer - Seasonality.")

     18. Financial Conditions of Clients. The Company will be obligated to pay the wages and salaries of its worksite employees regardless of whether the Company's clients pay the Company on a timely basis or at all. The Company also may be required to make advances to certain flexible staffing franchise associates to fund payroll for temporary personnel provided by franchise associates to their clients. To the extent that a client or flexible staffing franchise associate experiences financial difficulty, or is otherwise unable to meet its obligations as they become due, the Company's financial condition, results of operations and liquidity could be materially adversely affected.

     19. Duration of PEO Services Agreement. The Company intends to have a standard PEO service agreement and that such will be subject to termination by the Company or the client at any time upon 30 to 45 days' prior written notice. At such time as such agreements are completed, a significant number of terminations could have a material adverse effect on the Company's financial condition, results of operations and liquidity. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - Sales and Marketing.")

     20. Risk of Loss of Qualified Status for Certain Tax Purposes. The Company intends to treat worksite employees as the employees of the Company. It is possible that in connection with an examination by the IRS of a client company and/or the Company, the IRS may determine that the Company is not the employer of the worksite employees. The IRS is conducting an examination division market segment specialization program, coordinated through its Houston, Texas district office, to examine PEO'S throughout the United States. If the Company is determined to not be the employer of the worksite employees, the qualified tax status of the Company may be revoked and the Company may lose its ability to assume a client company's federal employment tax withholding obligations.

     At such time as the Company has sufficient funds (of which there is no assurance), the Company intends to adopt an employer retirement plan (the "Plan"). If the loss of qualified tax status for the Company's Plan is applied retroactively, employees' vested account balances may become taxable immediately to the employees, the Company would lose its tax deduction to the extent the contributions were not vested, the Plan trust would lose its status and become a taxable trust and penalties could be assessed. A retroactive application by the IRS of an adverse conclusion could have a material effect on the Company's financial position, results of operations and liquidity. In such a scenario, the Company also would face the risk of client dissatisfaction as well as potential litigation. In addition, if the Company were to be required to report and pay employment taxes for the separate accounts of its clients rather than for its own account as a single employer, the Company could incur increased administrative burdens. The Company is unable to predict the timing or nature of the findings of an IRS examination. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - Industry Regulation.")

     21. Possible Adverse Affect of Fluctuations in the General Economy and Business of Clients. Historically, the general level of economic activity has significantly affected the demand for temporary personnel. As economic activity has slowed, the use of temporary employees often has been curtailed before core employees have been laid off. There can be no assurance that an economic downturn would not adversely affect the demand for temporary personnel. During periods of increased economic activity and generally higher levels of employment, the competition among flexible staffing firms for qualified temporary personnel is intense. There can be no assurance, however, that the Company's intended operations will not be adversely affected by decreases in economic activity. Staffing providers also are affected by fluctuations and interruptions in the business of their clients.

     22. Lack of Working Capital Funding Source. Flexible industrial staffing employees will be paid by the Company on a daily or weekly basis and PEO employees will be paid by the Company on a weekly, bi-weekly, semi-monthly or monthly basis. The Company, however, expects to receive payment for these services from all its flexible industrial staffing customers and its PEO customers, on average, 35 to 45 days from the date of invoice. As new offices are established or acquired, or as the existing office is expanded, there will be increasing requirements for cash to fund these payroll obligations. The Company has no current source of working capital funds, and should the Company be unable to secure additional financing on acceptable terms, its business, financial condition, results of operations and liquidity would be materially adversely affected.

     23. Absence of Public Market for Shares. The Company's shares of Common Stock are not registered with the U.S. Securities and Exchange Commission under the Act. There is no public market for the shares of Common Stock and no assurance that one will develop. Of such shares, 646,000 thereof are "free-trading" because of their issuance to persons unaffiliated with JSBW pursuant to an exemption from registration provided by Rule 504 of Regulation D promulgated under Section 3(b) of the Act, and the balance of 1,650,500 of such shares are "restricted securities." Rule 144 of the Act provides, in essence, that holders of restricted securities, for a period of one year after the acquisition thereof from the Company or an affiliate of the Company, may, every three months, sell to a market maker or in ordinary brokerage transactions an amount equal to one percent of the Company's then outstanding securities. Non-affiliates of the Company who hold restricted securities for a period of two years may sell their securities without regard to volume limitations or other restrictions. Resales of the free-trading shares of Common Stock by "affiliates, control persons and/or underwriters" of JSBW, as those terms are defined in the Act, will be subject to the volume limitations, described in paragraph (e) of Rule 144. Any transfer or resale of the shares of JSBW's Common Stock will be subject, in addition to the Federal securities laws, to the "blue sky" laws of each state in which such transfer or resale occurs. A total of 1,601,000 shares and 49,500 shares of the Company's Common Stock will be available for resale under Rule 144 commencing on October 20, 1998 and April 29, 1999 respectively. Sales of shares of Common Stock under Rule 144 may have a depressive effect on the market price of the Company's Common Stock, should a public market develop for such stock. Such sales also might impede future financing by the Company. (See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management.")

     24. No Dividends. While payments of dividends on the Common Stock rests with the discretion of the Board of Directors, there can be no assurance that dividends can or will ever be paid. Payment of dividends is contingent upon, among other things, future earnings, if any, and the financial condition of the Company, capital requirements, general business conditions and other factors which cannot now be predicted. It is highly unlikely that cash dividends on the Common Stock will be paid by the Company in the foreseeable future.

     25. No Cumulative Voting. The election of directors and other questions will be decided by a majority vote. Since cumulative voting is not permitted and one-third of the Company's outstanding Common Stock constitute a quorum, investors who purchase shares of the Company's Common Stock may not have the power to elect even a single director and, as a practical matter, the current management will continue to effectively control the Company.

     26. Control by Present Shareholders. The present shareholders of the Company's Common Stock will, by virtue of their percentage share ownership and the lack of cumulative voting, be able to elect the entire Board of Directors, establish the Company's policies and generally direct its affairs. Accordingly, persons investing in the Company's Common Stock will have no significant voice in Company management, and cannot be assured of ever having representation on the Board of Directors. (See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management.")

     27. Potential Anti-Takeover and Other Effects of Issuance of Preferred Stock May Be Detrimental to Common Shareholders. Potential Anti-Takeover and Other Effects of Issuance of Preferred Stock May Be Detrimental to Common Shareholders. The Company is authorized to issue up to 10,000,000 shares of preferred stock. $.0001 par value per share (hereinafter referred to as the "Preferred Stock"); none of which shares has been issued. The issuance of Preferred Stock does not require approval by the shareholders of the Company's Common Stock. The Board of Directors, in its sole discretion, has the power to issue shares of Preferred Stock in one or more series and to establish the dividend rates and preferences, liquidation preferences, voting rights, redemption and conversion terms and conditions and any other relative rights and preferences with respect to any series of Preferred Stock. Holders of Preferred Stock may have the right to receive dividends, certain preferences in liquidation and conversion and other rights; any of which rights and preferences may operate to the detriment of the shareholders of the Company's Common Stock. Further, the issuance of any shares of Preferred Stock having rights superior to those of the Company's Common Stock may result in a decrease in the value of market price of the Common Stock provided a market exists, and additionally, could be used by the Board of Directors as an anti-takeover measure or device to prevent a change in control of the Company.

     28. No Secondary Trading Exemption. In the event a market develops in the Company's shares, of which there can be no assurance, secondary trading in the Common Stock will not be possible in each state until the shares of Common Stock are qualified for sale under the applicable securities laws of the state or the Company verifies that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. There can be no assurance that the Company will be successful in registering or qualifying the Common Stock for secondary trading, or availing itself of an exemption for secondary trading in the Common Stock, in any state. If the Company fails to register or qualify, or obtain or verify an exemption for the secondary trading of, the Common Stock in any particular state, the shares of Common Stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in the Company's Common Stock, a public market for the Common Stock will fail to develop and the shares could be deprived of any value.

     29. Possible Adverse Effect of Penny Stock Regulations on Liquidity of Common Stock in any Secondary Market. In the event a market develops in the Company's shares, of which there can be no assurance, then if a secondary trading market develops in the shares of Common Stock of the Company, of which there can be no assurance, the Common Stock is expected to come within the meaning of the term "penny stock" under 17 CAR 240.3a51-1 because such shares are issued by a small company; are low-priced (under five dollars); and are not traded on NASDAQ or on a national stock exchange. The Securities and Exchange Commission has established risk disclosure requirements for broker-dealers participating in penny stock transactions as part of a system of disclosure and regulatory oversight for the operation of the penny stock market. Rule 15g-9 under the Securities Exchange Act of 1934, as amended, obligates a broker-dealer to satisfy special sales practice requirements, including a requirement that it make an individualized written suitability determination of the purchaser and receive the purchaser's written consent prior to the transaction. Further, the Securities Enforcement Remedies and Penny Stock Reform Act of 1990 require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure instrument that provides information about penny stocks and the risks in the penny stock market. Additionally, the customer must be provided by the broker-dealer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. For so long as the Company's Common Stock is considered penny stock, the penny stock regulations can be expected to have an adverse effect on the liquidity of the Common Stock in the secondary market, if any, which develops.

Item 2. Description of Property:

     The Company's executive offices are located at 219 Almeria, West Palm Beach, Florida 33405. Its telephone number is (561) 804-9744. The Company pays no rent for this space. The Company owns no real or personal property.

Item 3. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year ended September 30, 1998, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     (a) Market Information.

     There has been no established public trading market for the Common Stock since the Company's inception on October 20,1997.

     (b) Holders.

     As of December 29, 1998, the Company had twenty-one shareholders of record of its 2,296,500 outstanding shares of Common Stock.

    (c) Dividends.

     The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the period from inception (October 20, 1997) through September 30, 1998, the Company had no income from operations and operating expenses aggregating $12,456. The Company proposes to engage in the business of providing human resource services in the flexible industrial staffing market.

     Ms.  Garrett,  Executive  Vice  President  of JSBW,  agreed to develop  the flexible staffing business for the Company for the following, among other, reasons: (i) because of her belief that a public company could exploit its talents, services and business reputation to commercial advantage and (ii) to observe directly whether the perceived advantages of a public company, including, among others, greater ease in raising capital, liquidity of securities holdings and availability of current public information, would translate into greater profitability for a public, as compared to a locally-owned employment service company.

     If the Company is unable to generate sufficient revenue from operations to implement its expansion plans, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings. Depending upon the amount of revenue, if any, generated by the Company, management anticipates that it will be able to satisfy its cash requirements for the next approximately three (3) to nine (9) months without raising funds via debt and/or equity financing or from third party funding sources. Accordingly, management expects that it will be necessary for JSBW to raise additional funds in the next twelve (12) months, commencing approximately three (3) months form the date hereof, in the event that the Company is unable to generate any revenue from operations and commencing six (6) to nine (9) months from the date hereof, if only a minimal level of revenue is generated in accordance with management's expectations. Ms. Garrett, at least initially, will be solely responsible for developing JSBW's flexible staffing business. However, at such time, if ever, as sufficient operating capital becomes available, management expects to employ additional staffing and marketing personnel. In addition, the Company expects to continuously engage in market research in order to monitor new market trends, seasonality factors and other critical information deemed relevant to JSBW's business through the development of a sophisticated computerized system.

     At least initially, the Company intends to operate out of the home of Mr. Adams. Thus, it is not anticipated that JSBW will lease or purchase office space or computer equipment in the foreseeable future. JSBW may in the future establish its own facilities and/or acquire computer equipment if the necessary capital becomes available; however, the Company's financial condition does not permit management to consider the acquisition of office space or equipment at this time.

Financial Condition, Capital Resources and Liquidity

     At September 30, 1998, the Company had assets totaling $10,642 and liabilities of $4,500 attributable to accrued accounting fees. Since the Company's inception, it has received $20,200 in cash contributed as consideration for the issuance of shares of Common Stock. In May 1998, the Company paid a lump sum consulting fee in the amount of $1,000 to Mr. Adams, executive officer and director of JSBW in consideration for certain specialized services performed for the Company by him. These services included the preparation of a business plan for the Company and the performance of certain financial consulting services. In May 1998, the Company paid Mintmire & Associates, a law firm of which Donald F. Mintmire, Esq. is the sole proprietor, the sum of $5,000.00 in consideration for the performance of certain legal services, including but not limited to passing upon the legality of the Common Stock and certain other matters in connection with this Registration Statement on Form 10-SB. Commencing May 1, 1998, the Company agreed to pay a fee in the amount of $100.00 per month to Adams, Inc., a company owned by Mr. Adams in consideration for certain administrative services to be performed and costs to be incurred by said firm on behalf of JSBW. After an initial monthly payment, Mr. Adams subsequently agreed to suspend such monthly fee until such time as the Company was in a stronger financial position. In May 1998, the Company paid a lump sum consulting fee in the amount of $1,000 to Ms. Garrett, Executive Vice President of JSBW in consideration of certain specialized services performed and to be performed for the Company by her through December 31, 1998.

     Mr. Adams and Ms. Garrett own of record and beneficially 1,601,000 and 49,500 shares respectively, representing approximately 69.71% and 2.16% respectively, of the outstanding shares of the Company's Common Stock. (See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management" and Part III, Item 12. "Certain Relationships and Related Transactions.")

     The Company has no potential capital resources from any outside sources at the current time. In its initial phase, the Company will operate out of the facility provided by Mr. Adams. Ms. Garrett will begin by finding client employers and client employees for the Company and instructing Mr. Adams in the operation of a temporary industrial staffing agency. To attract client employers, Ms. Garrett and Mr. Adams will visit potential clients in order to determine their overall needs. In order to attract client employees which match the needs of the potential client employers, the Company will place advertising in local area newspapers in Palm Beach County. In the event the Company requires additional capital during this phase, Mr. Adams has committed to fund the operation until such time as additional capital is available. The Company believes that it will require three (3) to six (6) months in order to determine the market demand potential and the availability of qualified employees.

     The ability of the Company to continue as a going concern is dependent upon increasing placements and obtaining additional capital and financing. The Company believes that in order to be able to expand its initial operations, it must rent offices in Palm Beach County, hire clerical staff and acquire through purchase or lease equipment for client employee testing, scheduling and accounting purposes. The Company believes that there is adequate and affordable rental space available in Palm Beach County and sufficiently trained personnel to provide such clerical services at affordable rates. Further, the Company believes that the type of equipment necessary for the operation is readily accessible at competitive rates.

     To implement such plan, also during this initial phase, the Company intends to initiate a self-directed private placement under Rule 506 in order to raise an additional $100,000. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial expansion goals and operating costs for a period of one (1) year. In the event the Company is not successful in raising such funds, the Company believes that it will not be able to continue operations past a period of three (3) to nine
(9) months.

Year-2000 Compliance

     The Company is currently in the process of evaluating its information for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastucture to be Year 2000 compliant will be material to its financial condition or results of operations. the Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

Forward-Looking Statements

     This Form 10-KSB includes "Forward-Looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securitiies Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), wells to be drilled or reworked, oil and gas prices and demand, exploitation and exploration prospects, development and infill potential, drilling prospects, expansion and other development trends of the oil and gas industry, business strategy, production of oil and gas reserves, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. these statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conforn with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws and regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in the Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Item 7. Financial Statements.

     The Financial Statements of JS Business Works, Inc., and Notes to Financial Statements together with the Independent Auditor's Report of Durland and Company, CPA's, P.A., required by this Item 7 commence on page F-1 hereof and are incorporated herein by this reference. The Financial Statements filed as part of this Annual Report on Form 10-KSB are listed in the Index to Financial Statements below:
                                                                        Page
                                                                        ----

Independent Auditor's Report                                            F-2

Balance Sheet, as of September 30, 1998                                 F-3

Statement of Operations for the Period
   October 20, 1997 (Inception), to September 30,1998                   F-4

Statement of Stockholders' Equity for the Period
   October 20, 1997 (Inception), to September 30., 1998                 F-5

Statement of Cash Flows for the Period October 20, 1997
   (Inception), to September 30, 1998                                   F-6

Notes to Financial Statements                                           F-7


     Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     Because the Company has been generally inactive since its inception, it has had no independent accountant until the retention in March 1998 of Durland and Company, CPA's, P.A., 340 Royal Palm Way, Suite 204, Palm Beach, Florida 33480. There has been no change in the Company's independent accountant during the period commencing with the Company's retention of Durland and Company, CPA's, P.A. through the date hereof.

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditor's Report.............................................F-2

Balance Sheet............................................................F-3

Statement of Loss....................................................... F-4

Statement of Changes in Stockholders' Equity............................ F-5

Statement of Cash Flows..................................................F-6

Notes to Financial Statements............................................F-7

                          INDEPENDENT AUDITOR'S REPORT


TO:      The Board of Directors
         JS Business Works, Inc.
         Palm Beach, Florida

     We have audited the accompanying balance sheet of JS Business Works, Inc., a development stage enterprise, as of September 30, 1998 and the related statements of loss, changes in stockholders' equity and cash flows from October 20, 1997 (Inception) through September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 1998 and the results of its operations and its cash flows from October 20, 1997 (Inception) through September 30, 1998 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial  statements,  the  Company  has  experienced  operating  losses  since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                /s/Durland & Company, CPAs, P.A.
                                                   Durland & Company, CPAs, P.A.
Palm Beach, Florida
January 7, 1999

                             JS Business Works, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheet



           ASSETS                                          September 30, 1998
                                                       -------------------------
CURRENT ASSETS
  Cash                                                     $                379
  Note receivable                                                        10,263
                                                       -------------------------

     Total current assets                                                10,642
                                                       -------------------------

Total Assets                                               $             10,642
                                                       =========================

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued expenses                                         $              4,500
                                                       -------------------------

     Total current liabilities                                            4,500
                                                       -------------------------
Total Liabilities                                                         4,500
                                                       -------------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value,
   authorized 10,000,000 shares,
   0 issued and outstanding                                                   0

  Common stock, $0.0001 par value, authorized
   50,000,000 shares, 2,296,500 issued and
   outstanding                                                              230
  Additional paid-in capital                                             18,105
  Deficit accumulated during the development stage                      (12,193)
                                                       -------------------------

  Total Stockholders' Equity                                              6,142
                                                       -------------------------

Total Liabilities and  Stockholders' Equity           $                  10,642
                                                       =========================




















     The accompanying notes are an integral part of the financial statements

                             JS Business Works, Inc.
                        (A Development Stage Enterprise)
                                Statement of Loss
          From October 20, 1997 (Inception) through September 30, 1998






                                                            September 30, 1998
                                                         -----------------------
Revenues                                                $                     0
                                                         -----------------------

Bank charges                                                                 13
Consultant expenses                                                       2,100
Office expenses                                                             118
Organization expenses                                                       130
Professional fees                                                         9,635
Taxes, licenses and fees                                                    441
Miscellaneous expenses                                                       19
                                                         -----------------------

   Total expenses                                                        12,456
                                                         -----------------------

Loss from operations                                                    (12,456)

Other income (expense)
   Interest income                                                          263
                                                         -----------------------

Net loss                                                $               (12,193)
                                                         =======================

Basic net loss per weighted average share               $               (0.0006)
                                                         =======================

Weighted average number of shares                                     1,971,559
                                                         =======================






















     The accompanying notes are an integral part of the financial statements

                             JS Business Works, Inc.
                        (A Development Stage Enterprise)
                  Statement of Changes in Stockholders' Equity
          From October 20, 1997 (Inception) through September 30, 1998

                                                                                                     Deficit
                                                                                                   Accumulated
                                              Number                  Additional      Stock        During the         Total
                                                of        Common       Paid-in     Subscription    Development    Stockholders'
                                              Shares       Stock       Capital      Receivable        Stage          Equity
                                            ----------- -----------  ------------ -------------- --------------- ---------------
BEGINNING BALANCE,
October 20, 1997 (inception)                          0 $         0  $          0 $            0 $             0 $             0

October 21, 1997 - services ($0.0001/sh)      1,601,000         160             0              0               0             160

April 19, 1998 - cash ($0.01/sh)                302,500          30         2,995              0               0           3,025

April 29, 1998 - cash ($0.05/sh)                343,500          35        17,140              0               0          17,175

April 30, 1998 - services ($0.05/sh)             49,500           5         2,470              0               0           2,475

May 15, 1998 -  offering costs                        0           0        (4,500)             0               0          (4,500)

May 22, 1998 -  cash                                  0           0             0           (200)              0            (200)

June 1, 1998 - cash                                   0           0             0            200               0             200

Net loss                                              0           0             0              0         (12,193)        (12,193)
                                            ----------- -----------  ------------ -------------- --------------- ---------------

BALANCE, September 30, 1998                   2,296,500 $       230  $     18,105 $            0 $       (12,193)$         6,142
                                            =========== ===========  ============ ============== =============== ===============















     The accompanying notes are an integral part of the financial statements

                             JS Business Works, Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
          From October 20, 1997 (Inception) through September 30, 1998



                                                         From October 20, 1997
                                                          (Inception) through
                                                            September 30, 1998
                                                 -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                      $                       (12,193)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
      Interest accrued on note receivable                                  (263)
      Stock issued for services                                           2,635
      Increase in accrued liabilities                                     4,500
                                                 -------------------------------

Net cash used for operating activities                                   (5,321)
                                                 -------------------------------

CASH FLOW FROM INVESTING ACTIVITIES :
      Issuance of note receivable                                       (10,000)
                                                 -------------------------------

Net cash used by investing activities                                   (10,000)
                                                 -------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net                         15,700
                                                 -------------------------------

Net cash provided by financing activities                                15,700
                                                 -------------------------------

Net increase in cash and equivalents                                        379

CASH and equivalents, beginning of period                                     0
                                                 -------------------------------

CASH and equivalents, end of period             $                           379
                                                 ===============================




















     The accompanying notes are an integral part of the financial statements

                             JS Business Works, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

     (1) The Company JS Business Works, Inc., is a Florida chartered development stage corporation which conducts business from its headquarters in Palm Beach, Florida. The Company was incorporated on October 20, 1997 and has selected September 30 as its fiscal year end.

     The Company has not yet engaged in its expected operations. The Company's future operations include plans to become a full-service flexible staffing service to recruit, train and deploy temporary personnel to companies in a wide range of industries. Current activities include raising additional equity and negotiating with potential key personnel and facilities.

     The Company is in the development stage and has not yet acquired the necessary operating assets, nor has it begun any part of its proposed business. While the Company is negotiating with prospective personnel and potential customer distribution channels, there is no assurance that any benefit will result from such activities. The Company will not receive any operating revenues until the commencement of operations, but will nevertheless continue to incur expenses until then.

(2) Summary of Significant Accounting Principles

     The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Operating facilities The Company is seeking to lease office space in the Palm Beach area. It is not expected that the Company will purchase facilities in the near future.

     b) Use of estimates The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

     c)  Cash   equivalents  The  Company   considers  all  highly  liquid  debt
instruments with an original maturity of three months or less to be cash equivalents.

     d) Start-Up costs Costs of start-up activities, including organization costs, should be expensed as incurred, as stated, in Statement of Position (SOP) 98-5, which has been cleared by the Financial Accounting Standards Board (FASB). This SOP sets forth the generally accepted accounting principles for costs of start-up activities as it applies to development stage entities. Accordingly, the Company expects to expense any organizational costs.

     e) Net loss per share Basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

     f) Compensation for services rendered with stock The Company exchanges shares of common stock, in lieu of cash, for the fair market value of services rendered. The cost of the services has been charged to operations.

     (3) Note Receivable The note receivable bears interest at 9.0% interest per annum and is due on demand. Accrued interest at September 30, 1998 is $263. The Company expects repayment of the note and accrued interest in February 1999.

     (4) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock. The Company had 2,296,500 shares of common stock issued and outstanding at May 31, 1998. On October 21, 1997, the Company issued 1,601,000 shares to its President for the fair market value of services rendered at $160. The Board of Directors approved an offering of 302,500 shares at $0.01 for $3,025 in cash on April 19, 1998. The Board of Directors also approved an offering of 343,500 shares at $0.05 for $17,175 in cash on April 29, 1998. On April 30, 1998, the Company issued 49,500 shares, to its Executive Vice president for the fair market value of services rendered at $2,475. The Company had $4,500 of legal expenses for offering costs that were paid on May 15, 1998. A $200 stock subscription receivable was incurred on May 22, 1998 for a non-sufficient funds item from one of the shareholders. On June 1, 1998, the $200 stock subscription receivable was received by the Company.

     In addition, the Company has authorized 10,000,000 shares of $0.0001 par value preferred stock. The Company had issued none of its shares of preferred stock at September 30, 1998.

                             JS Business Works, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

     (5) Income Taxes Deferred income taxes are provided on elements of income which are recognized for financial accounting purposes in periods different than such items are recognized for income tax purposes. Deferred income tax benefits are provided on elements of expense which are recognized for financial accounting purposes in periods different than such items are recognized for income tax purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $12,193 expiring at September 30, 2013.

     The amount recorded as deferred tax assets as of September 30, 1998 is $2,339, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

     (6) Related Parties The Company had entered into an agreement to pay $100 per month to Adams, Inc. to cover general office expenses. Adams, Inc. is a company controlled by the president of the Company. After the first month, the president chose to suspend this agreement until the Company is sufficiently capitalized.

     (7) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $12,193 from October 20, 1997 (Inception) through September 30, 1998. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

     Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.


Name                       Age              Position(s) with Company
- ----                     ---              ------------------------

Charles Adams              33                  President, Treasurer
                                                 and Director (2)

Lyn Garrett                46                  Executive Vice President

Mercedes Travis            56                  Secretary and Director


     (1) Except for Ms. Garrett and Ms. Travis; who had no role in founding or organizing the Company, the above-named persons may be deemed to be "promoters" and "parents" of the Company, as those terms are defined under the Rules and Regulations promulgated under the Act.

     (2) As such Mr. Adams acts as the CEO, CFO and Principal Accounting Officer of the Company.

     All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Director. Mr. Adams, Ms. Garrett and Ms. Travis will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

     Aside from the above officers and directors, there are no other persons whose activities will be material to the operations of the Company at this time. Mr. Adams is the sole "promoter" of the Company as such term is defined under the Act.

Family Relationships

     There are no family relationships between or among the executive officers and director of the Company.

Business Experience

     Charles Adams has served as the President, Treasurer and a Director of the Company since its inception on October 21, 1997. As such he acts as the CEO, CFO and Principal Accounting Officer.

     Since October 1988, Mr. Adams has engaged in private business ventures, mostly in the area of finance. Through his company, Adams Inc., which was formed in October, 1997, he is currently providing consulting services and commercial equipment leasing. Mr. Adams specializes in financing equipment which is placed with end users. From October 1997 until the present, Mr. Adams has been employed by Carcorp, Inc. which is one of only two lenders who provide commercial paper for Bombardier, Inc., under operating leases for lear jets and other major aviation equipment. Mr. Adams is the Director of Finance of Carcorp, Inc. and has a staff of eight (8) working under him. In this capacity, Mr. Adams arranges the operating leases for rolling stock, large commercial equipment, aviation and commercial marine end users. From 1995 through October 1997, Mr. Adams was independently engaged in commercial leasing of limousines and limousine fleets. From 1996 through October 1997, he also was employed by Ed Morse as the Fleet Manager for the Jeep operations. From 1993 through 1995, Mr. Adams was employed by Palm Beach Lincoln Mercury in sales. Prior to relocating to Florida, from 1991 through 1993 Mr. Adams was employed by Alpha Zeta Trust in California, where he was responsible for the acquisition of commercial real estate, including negotiations of sale and arrangement of bridge financing. During Mr. Adams employment, Alpha Zeta Trust acquired two large loan pools from the Real Estate Investment Trust. The profitable part of these pools were sold at a substantial profit, while the non performing loans were foreclosed. From 1988 through 1991, Mr. Adams independently engaged in the acquisition of real estate. During the same period he was employed by Porsche, Audi, Ferrari in Woodland Hills, California as a salesman.

In this  capacity,  Mr.  Adams  was
responsible for all aspects of the automobile acquisition, including arranging the purchase financing. Mr. Adams attended Los Angeles Valley College for two
(2) years and took marketing and sales extension courses at the University of California Los Angeles.

     Lyn Garrett has served as the Executive Vice President of the Company since April 30, 1998.

     Since February 1997, Ms. Garrett has operated her own employment agency under the Lyn Garrett & Associates, Inc. For the one and one-half years (1.5) prior to that, Ms. Garrett operated the agency as a sole proprietorship. At the current time, Ms. Garrett operates two (2) offices, one in West Palm Beach, Florida and the other in Orlando, Florida. This agency principally engages in the placement of temporary and permanent staff to the financial and mortgage banking community. Its major client is Ocwen Federal Bank, an institution which is involved primarily in mortgage banking and manages a extensive mortgage portfolio. Ms. Garrett's agency fills approximately half of all of Ocwen's temporary and permanent staffing positions. The West Palm Beach office has two
(2) employees in addition to Ms. Garrett, while the Orlando office has a staff of two (2). From 1994 until the beginning of 1998, Ms. Garrett served on the Board of Florida Staffing Association. She is certified by Personnel Decisions, Inc. as a trainer in behavior description interviewing. From 1992 until 1994, Ms. Garret was employed by Office Specialists as a placement representative. From 1988 through 1991, Ms. Garrett was employed by Drake International in the United States in temporary staffing placement and had previously been employed by the same company in Toronto, Canada from 1970 through 1976. From 1976 through 1988, Ms. Garrett was employed as an accounting comptroller for J.P. Morgan, originally in New York and then in West Palm Beach. Ms. Garrett holds a Bachelors of Science in Accounting from the University of Toronto, Canada.

     Mercedes Travis has served as Secretary and a Director of the Company since June 4, 1998.

     Since December 1980, Ms. Travis has been engaged in the private practice of law and is licensed to practice in the States of Florida, New York and New Jersey. She is Of Counsel to the firm of Mintmire & Associates, which acts as counsel to the Company. During her period of practice, Ms. Travis has advised numerous companies in matters relating to securities and finance. She has structured and authored public and private offerings involving real estate, technology, pharmaceuticals, oil and gas and equipment leasing. She has structured and implemented secured and unsecured financing arrangements with major international insurance companies and banks for individual and corporate borrowers and participated in the acquisition and going private of an American Stock Exchange company. From 1983 to 1991, Ms. Travis was an NASD Registered Representative with a Series 7 and 63 license. From 1981 to 1992, Ms. Travis held a New York State license as a Real Estate Broker. During the 1980's, Ms. Travis lectured several NASD firms on Regulation D offerings and private offering marketing issues. Ms. Travis holds a Bachelors of Arts in English from Temple University, Philadelphia, Pennsylvania; a Masters of Business Administration (with honors) from Widener University, Chester, Pennsylvania; and a Juris Doctorate (with honors) from Delaware Law School, now known as Widener University School of Law, Wilmington, Delaware.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Mr. Adams, Ms. Garrett and Ms. Travis comprising all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, have complied with Section 16(a) filing requirements applicable to them during the Company's fiscal year ended September 30, 1998.

Item 10. Executive Compensation.

     Except for certain shares of the Company's Common Stock issued and sold to two (2) executive officers and/or directors of the Company in consideration for various services performed for the Company by each of them, a lump-sum consulting fee in the amount of $1,000.00 paid to Mr. Adams and a fee in the amount of $100.00 paid by the Company to Adams, Inc. for administrative services performed and costs incurred by Mr. Adams on behalf of JSBW and a lump sum consulting fee in the amount of $1,000.00 paid to Ms. Garrett, no cash or non-cash compensation was awarded to, earned by or paid to any executive officer or director of the Company for all services rendered in all capacities to the Company since its inception on October 20, 1997. Although it was anticipated that Adams, Inc. would receive a monthly fee equal to $100, Mr. Adams agreed to suspend that fee for the present time. On October 21, 1997, the Company issued and sold 1,601,000 shares of Common Stock, representing approximately 69.71% of the total number of shares of Common Stock of the Company outstanding on the date hereof, to Mr. Adams, for services in connection with the organization of the Corporation. Ms. Garrett, on April 30, 1998 received a total of 49,500 shares of Common Stock, representing approximately 2.16% of the total number of outstanding shares of the Company's Common Stock as of the date hereof, in consideration for certain business consulting services related to employment agency operations performed by her for the Company. Except for the above-described compensation, it is not anticipated that any executive officer of the Company will receive any cash or non-cash compensation for his or her services in all capacities to the Company until such time as the Company commences business operations. At such time as JSBW commences operations, it is expected that the Board of Directors will approve the payment of salaries in a reasonable amount to each of its officers for their services in the positions of President/Treasurer, Executive Vice President and Secretary respectively, of the Company. At such time, the Board of Directors may, in its discretion, approve the payment of additional cash or non-cash compensation to the foregoing for their services to the Company.

     The Company does not provide officers with pension, stock appreciation rights, long-term incentive or other plans but has the intention of implementing such plans in the future.

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of December 29, 1998, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five per cent of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

                                         Amount
   Name and Address of                Beneficially            Percent of
    Beneficial Owner                     Owned                 Class (1)
    ----------------                     -----                 ---------

Charles Adams (2)(3)                   1,601,000                 69.71%
219 Almeria
West Palm Beach, Florida 33405

Lyn Garrett (2)(3)                        49,500                  2.16%
835 Flamingo Drive
West Palm Beach, Florida 33401

Mercedes Travis (2)(3)                         0                     0%
219 B Chilian Avenue
Palm Beach, Florida 33480

All Executive Officers and Directors   1,650,500                 71.87%
as a Group (three persons)
- ------------------

     (1) Based upon 2,296,500 shares of the Company's Common Stock issued and outstanding as of December 29, 1998.

     (2) Executive officer of the Company.

     (3) Member of the Board of Directors of the Company.


Item 12. Certain Relationships and Related Transactions.

     On October 21, 1997, the Company issued and sold 1,601,000 shares of the Common Stock to Mr. Adams, the President and Treasurer of the Company and record and beneficial owner of approximately 69.71% of the Company's outstanding Common Stock, in consideration and exchange therefore for services in connection with the organization of JSBW valued at $106.10 performed for the Company by him.

     On April 30, 1998, the Company issued and sold a total of 49,500 shares of Common Stock to Ms. Garrett, the Executive Vice President of the Company, and the record and beneficial owner of approximately 2.16% of the Company's outstanding Common Stock, as consideration for certain business consulting services performed for the Company relating to, among other things, the flexible staffing business and marketing, valued at $2475.00.

     Commencing May 1, 1998 the Company's agreed to pay a monthly fee in the amount of $100.00 to Adams, Inc. in consideration for administrative services to be performed and costs to be incurred by such company on behalf of JSBW. One payment was made, then Mr. Adams agreed to suspend such payments for the current time. Management believes that the administrative fees paid or to be paid by the Company to Mr. Adams' company are comparable to those fees which would be payable by the Company to unaffiliated third parties for comparable services in the Palm Beach, Florida area.

     At the current time, the Company has no provision to issue any additional securities to management, promoters or their respective affiliates or associates. At such time as the Board of Directors adopts an employee stock option or pension plan, any issuance would be in accordance with the terms thereof and proper approval. Although the Company has a very large amount of authorized but unissued Common Stock and Preferred Stock which may be issued without further shareholder approval or notice, the Company intends to reserve such stock for the Rule 506 offerings contemplated to implement continued expansion, for acquisitions and for properly approved employee compensation at such time as such plan is adopted. (See Part I, Item 1. "Description of Business
- (b) Business of Issuer.")

Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.             Description
-------------------------------------------------------------------------------

2.1                        Articles of Incorporation of JS Business Works, Inc.
                           filed October 20, 1997 (1)


2.2 Articles of Amendment to the Articles of Incorporation of JS Business Works, Inc. filed May 4, 1998 (1)

2.3                        Bylaws of JS Business Works, Inc. (1)


- ------------------

     (1) Incorporated herein by reference to the Registration Statement on Form 10-SB of JS Business Works, Inc. (File No. 0-24551), filed with the U.S. Securities and Exchange Commission.

     (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1997, covered by this Annual Report on Form 10-KSB.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             JS BUSINESS WORKS, INC.
                                          (Registrant)


Date: January 13, 1999                     By: /s/ Charles Adams
                                             -----------------------------------
                                             Charles Adams, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Date                        Signature                     Title
     ----                        ---------                     -----

January 13, 1999         By: /s/ Charles Adams       President and Director
                             -----------------------
                             Charles Adams


January 13, 1999         By: /s/ Mercedes Travis     Secretary and Director
                             -----------------------
                             Mercedes Travis