Form 10QSB
period 1998-12-31
JS BUSINESS WORKS INC
filed 1999-02-16
CIK 1061822

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended December 31, 1998

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

                          Common Stock, $.0001 par value
                       -----------------------------------
                                (Title of class)

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
           ---   ---

         As of January 31, 1999, there are 2,296,500 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.           Financial Statements


INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Balance Sheet................................................................F-2

Statement of Operations......................................................F-3

Statement of Changes in Stockholders' Equity................................ F-4

Statement of Cash Flows......................................................F-5

Notes to Financial Statements................................................F-6

                             JS Business Works, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet

                                                                   December 31,       September 30,
                             ASSETS                                    1998                1998
                                                                    (Unaudited)
                                                                ------------------- ------------------

CURRENT ASSETS
  Cash                                                          $               364 $              379
  Note receivable - shareholder                                              10,493             10,263
                                                                ------------------- ------------------

     Total current assets                                                    10,857             10,642
                                                                ------------------- ------------------

Total Assets                                                    $            10,857 $           10,642
                                                                =================== ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued expenses                                              $             4,500 $            4,500
                                                                ------------------- ------------------

     Total current liabilities                                                4,500              4,500
                                                                ------------------- ------------------
Total Liabilities                                                             4,500              4,500
                                                                ------------------- ------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value, authorized 10,000,000
       shares, 0 issued and  outstanding                                          0                  0
  Common stock, $0.0001 par value, authorized 50,000,000
       shares, 2,296,500 issued and outstanding                                 230                230
  Additional paid-in capital                                                 18,105             18,105
  Deficit accumulated during the development stage                         (11,978)           (12,193)
                                                                ------------------- ------------------

  Total Stockholders' Equity                                                  6,357              6,142
                                                                ------------------- ------------------

Total Liabilities and  Stockholders' Equity                     $            10,857 $           10,642
                                                                =================== ==================





     The accompanying notes are an integral part of the financial statements

                             JS Business Works, Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations
                                   (Unaudited)

                                                                                              Cumulative
                                                         For the three months ended        October 20, 1997
                                                                                           through December
                                                                                               31, 1998
                                                   -------------------------------------- -------------------
                                                       December 31,       December 31,
                                                          1998                1997
                                                   ------------------- ------------------ -------------------
Revenues                                           $                 0 $                0 $                 0
                                                   ------------------- ------------------ -------------------

General and administrative expenses                                 15                  0                 836
Consultant expenses - related party                                  0                  0               2,000
Professional fees - related party                                    0                160               5,000
Professional fees - other                                            0                  0               4,635
                                                   ------------------- ------------------ -------------------

   Total expenses                                                   15                160              12,471
                                                   ------------------- ------------------ -------------------

Loss from operations                                               (15)              (160)            (12,471)

Other income (expense)
   Interest income - related party                                 230                  0                 493
                                                   ------------------- ------------------ -------------------

Net income (loss)                                  $               215 $            (160) $          (11,978)
                                                   =================== ================== ===================

Basic net income (loss) per weighted average       $             0.001            (0.001)             (0.006)
share
                                                   =================== ================== ===================

Weighted average number of shares                            2,039,224          1,650,500           2,039,224
                                                   =================== ================== ===================












     The accompanying notes are an integral part of the financial statements

                             JS Business Works, Inc.
                        (A Development Stage Enterprise)
                  Statement of Changes in Stockholders' Equity

                                                                                                          Deficit
                                                                                                           Accum.
                                                                                            Additional   During the      Total
                                                                   Number of     Common      Paid-in        Dev.      Stkholders'
                                                                    Shares        Stock      Capital       Stage        Equity
                                                                 ------------- ----------- ------------ ------------ -------------
BEGINNING BALANCE,
From October 20, 1997 (Inception) through September 30, 1998:

October 20, 1997 (inception)                                                 0 $         0 $          0 $          0 $           0

October, 1997 - services ($0.0001/sh)                                1,601,000         160            0            0           160

April, 1998 - cash ($0.01/sh)                                          302,500          30        2,995            0         3,025

April, 1998 - cash ($0.05/sh)                                          343,500          35       17,140            0        17,175

April, 1998 - services ($0.05/sh)                                       49,500           5        2,470            0         2,475

May, 1998 -  offering costs                                                  0           0       (4,500)           0        (4,500)

Net loss                                                                     0           0            0      (12,193)      (12,193)
                                                                 ------------- ----------- ------------ ------------ -------------

BALANCE, September 30, 1998                                          2,296,500         230       18,105      (12,193)        6,142
                                                                 ------------- ----------- ------------ ------------ -------------
For the three months ended 12/31/98 (Unaudited) :

Net income                                                                   0           0            0          215           215
                                                                 ------------- ----------- ------------ ------------ -------------

BALANCE, December 31, 1998 (Unaudited)                               2,296,500 $       230 $     18,105 $    (11,978)$       6,357
                                                                 ============= =========== ============ ============ =============






     The accompanying notes are an integral part of the financial statements

                             JS Business Works, Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                                          From October 20,
                                                                                                          1997 (Inception)
                                                                        For the three months ended            through
                                                                                                            December 31,
                                                                                                                1998
                                                                   ------------------------------------- ------------------
                                                                      December 31,       December 31,
                                                                          1998               1997
                                                                   ------------------- ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                $               215 $            (160)$          (11,978)
  Adjustments to reconcile net loss to net cash used for operating activities:
      Interest accrued on note receivable - related party                         (230)                0               (493)
      Stock issued for services                                                      0               160              2,635
      Increase in accrued liabilities                                                0                 0              4,500
                                                                   ------------------- ----------------- ------------------

Net cash used for operating activities                                             (15)                0             (5,336)
                                                                   ------------------- ----------------- ------------------

CASH FLOW FROM INVESTING ACTIVITIES :
      Issuance of note receivable - related party                                    0                 0            (10,000)
                                                                   ------------------- ----------------- ------------------

Net cash used by investing activities                                                0                 0            (10,000)
                                                                   ------------------- ----------------- ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net                                     0                 0             15,700
                                                                   ------------------- ----------------- ------------------

Net cash provided by financing activities                                            0                 0             15,700
                                                                   ------------------- ----------------- ------------------

Net increase in cash                                                               (15)                0                364

CASH, beginning of period                                                          379                 0                  0
                                                                   ------------------- ----------------- ------------------

CASH, end of period                                                $               364 $               0 $              364
                                                                   =================== ================= ==================








     The accompanying notes are an integral part of the financial statements

                             JS Business Works, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)

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

(2) Summary of Significant Accounting Principles The following summarize the more significant accounting and reporting policies and practices of the Company:

         a) Use of estimates The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

         The financial statements for the three months ended December 31, 1998 and 1997 include all adjustments which in the opinion of management are necessary for fair presentation.

         b) Start-Up costs Costs of start-up activities, including organization costs, are expensed as incurred, following Statement of Position (SOP) 98-5. This SOP sets forth the generally accepted accounting principles for costs of start-up activities of development stage entities.

         c) Net income  (loss) per share Basic is  computed by dividing  the net
         income  (loss)  by  the  weighted   average  number  of  common  shares
         outstanding during the period.

         d) Compensation for services rendered with stock The Company exchanges shares of common stock, in lieu of cash, for the fair market value of services rendered. The cost of the services has been charged to operations.

(3) Note Receivable-shareholder A note in the amount of $10,000 was issued to a shareholder of the Company. The note receivable bears interest at 9.0% interest per annum and is due on demand. Accrued interest at December 31, 1998 and 1997 is $493 and $0 respectively. The Company expects repayment of the note and accrued interest in February 1999.

                             JS Business Works, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)

(4) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock. The Company had 2,296,500 shares of common stock issued and outstanding at December 31, 1998. On October 21, 1997, the Company issued 1,601,000 shares to its President for the fair market value of services rendered at $160. In April 1998, the Company issued 646,000 shares of common stock under Regulation D offerings in exchange for $20,200 in cash. The Company paid $4,500 of legal expenses in connection with these offerings. On April 30, 1998, the Company issued 49,500 shares, to its Executive Vice president for the fair market value of services rendered at $2,475. In addition, the Company has authorized 10,000,000 shares of $0.0001 par value preferred stock. The Company had issued none of its shares of preferred stock at December 31, 1998.

(5) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $11,979 expiring at December 31, 2013.

         The amount recorded as deferred tax assets as of December 31, 1998 is $2,357, which represents the amount of tax benefit of the loss carry-forward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(6) Related Parties During the initial formation of the Company, its legal counsel was appointed President, Secretary and Treasurer of the Company. The authorized duties performed were the execution of all documents necessary for the Company to transact such business. The new Board of Directors was formally appointed at the initial meeting of the Company's shareholders. Also, at the shareholders' meeting, legal counsel resigned effective immediately as any officer of the Company, and was subsequently authorized by the Board to act in certain management capacities. Legal counsel owns a 5% interest of 114,500 shares of common stock in the Company. The elected Secretary and Treasurer of the Company is "of counsel" to the Company's legal counsel.

         The Company had entered into an agreement to pay $100 per month to Adams, Inc. to cover general office expenses. Adams, Inc. is a company controlled by the President of the Company. After the first month, the President chose to suspend this agreement until the Company is sufficiently capitalized.

         During the initial formation of the Company, an officer and shareholder of the Company received compensation of $2,000 in cash for consulting services rendered.

         As described in Note (3), the Company issued a note to one of its shareholders in the amount of $10,000.

                             JS Business Works, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)

(6) Related Parties (continued)
                                                              From October 20,
                                                              1997 (inception)
                                                              through December
                                                                  31, 1998
                                                            --------------------
Professional fees (legal expenses) - related party          $              5,000
                                                            ====================
Consultant expenses - related party                         $              2,000
                                                            ====================
Office expenses - related party                             $                100
                                                            ====================
Note receivable and accrued interest - related party        $             10,493
                                                            ====================

(7) Going Concern As shown in the accompanying financial statements, the Company incurred a net loss of $11,979 from October 20, 1997 (Inception) through December 31, 1998. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

Item 2.           Management's Discussion and Analysis or Plan of Operation

Plan of Operations

         Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the period from inception (October 20, 1997) through December 31, 1998, the Company had no income from operations and operating expenses aggregating $12,471. The Company proposes to engage in the business of providing human resource services in the flexible industrial staffing market.

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

Financial Condition, Capital Resources and Liquidity

         At December 31, 1998, the Company had assets totaling $10,857 and liabilities of $4,500 attributable to accrued accounting fees. Since the Company's inception, it has received $20,200 in cash contributed as consideration for the issuance of shares of Common Stock. In May 1998, the Company paid a lump sum consulting fee in the amount of $1,000 to Mr. Adams, executive officer and director of JSBW in consideration for certain specialized services performed for the Company by him. These services included the preparation of a business plan for the Company and the performance of certain financial consulting services. In May 1998, the Company paid Mintmire & Associates, a law firm of which Donald F. Mintmire, Esq. is the sole proprietor, the sum of $5,000.00 in consideration for the performance of certain legal services, including but not limited to passing upon the legality of the Common Stock and certain other matters in connection with this Registration Statement on Form 10-SB. Commencing May 1, 1998, the Company agreed to pay a fee in the amount of $100.00 per month to Adams, Inc., a company owned by Mr. Adams in consideration for certain administrative services to be performed and costs to be incurred by said firm on behalf of JSBW. After an initial monthly payment, Mr. Adams subsequently agreed to suspend such monthly fee until such time as the Company was in a stronger financial position. In May 1998, the Company paid a lump sum consulting fee in the amount of $1,000 to Ms. Garrett, Executive Vice President of JSBW in consideration of certain specialized services performed and to be performed for the Company by her through December 31, 1998. Mr. Adams and Ms. Garrett own of record and beneficially 1,601,000 and 49,500 shares respectively, representing approximately 69.71% and 2.16% respectively, of the outstanding shares of the Company's Common Stock. (See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management" and Part III, Item 12. "Certain Relationships and Related Transactions.")

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

Net Operating Losses

         The Company has net operating loss carryforwards of $12,193 which expire in the years 2018 through 2019. The company has a $2,357 deferred tax asset resulting from the loss carryforwards, for whiich it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it unclear as to the ability of the Company to utilize such carryforwards.

Year 2000 Compliance

         The Company is currently in the process of evaluating its information technology for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

Forward-Looking Statements

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for temporary staff personnel and availability of qualified employers clients, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 1Q-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward- looking statements.

                                     PART II

Item 1. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2.           Changes in Securities and Use of Proceeds

         None

Item 3.           Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending December 31, 1998, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.           Other Information

         None

Item 6.           Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:



Exhibit No.             Description
------------------------------------------------------------------------------
-

3(i).1                    Articles  of  Incorporation of JS Business Works, Inc.
                          filed October 20, 1997 (1)

3(i).2 Articles of Amendment to the Articles of Incorporation of JS Business Works, Inc. filed May 4, 1998 (1)

3(ii).1                   Bylaws of JS Business Works, Inc. (1)

27.1              *       Financial Data Schedule
- ------------------

(1) Incorporated herein by reference to the Registration Statement on Form 10-SB of JS Business Works, Inc. (File No. 0-24551), filed with the U.S. Securities and Exchange Commission.

*        Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JS BUSINESS WORKS, INC.
                                          (Registrant)

Date: February 15, 1999                     By: /s/ Charles Adams
                                             ---------------------------------
                                             Charles Adams, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date                        Signature                     Title
     ----                        ---------                     -----

February 15, 1999         By: /s/ Charles Adams         President and Director
                             -----------------------
                             Charles Adams


February 15, 1999         By: /s/ Mercedes Travis       Secretary and Director
                             -----------------------
                             Mercedes Travis