Form 10QSB
period 1999-03-31
JS BUSINESS WORKS INC
filed 1999-05-17
CIK 1061822

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1999

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

                        Copies of Communications Sent to:

                              Mercedes Travis, Esq.
                              Mintmire & Associates
                          265 Sunrise Avenue, Suite 204
                              Palm Beach, FL 33480
                               Tel: (561) 832-5696
                               Fax: (561) 659-5371

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
     90 days.  Yes X     No
                  --        ---

     As of March 31, 1999, there are 2,296,500 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements




INDEX TO FINANCIAL STATEMENTS


Balance Sheets.........................................................F-2

Statements of Operations...............................................F-3

Statements of Changes in Stockholders' Equity..........................F-4

Statements of Cash Flows...............................................F-5

Notes to Financial Statements..........................................F-6

                             JS Business Works, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet



                                                       March 31,
                       ASSETS                             1999       September
                                                       (Unaudited)   30, 1998
                                                     -------------   -----------
CURRENT ASSETS

  Cash                                               $         292   $      379
  Note and accrued interest receivable - shareholder        10,712       10,263
                                                     -------------   -----------

     Total current assets                                   11,004       10,642
                                                     -------------   -----------

Total Assets                                         $      11,004   $   10,642
                                                     =============   ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued expenses                                   $         861   $    4,500
  Advance from shareholder                                   4,000            0
                                                     -------------   -----------

     Total current liabilities                               4,861        4,500
                                                     -------------   -----------
Total Liabilities                                            4,861        4,500
                                                     -------------   -----------

STOCKHOLDERS' EQUITY
 Preferred stock, $0.0001 par value, authorized
  10,000,000 shares, 0 issued and  outstanding                   0            0
 Common stock, $0.0001 par value, authorized
  50,000,000 shares, 2,296,500 issued and outstanding          230          230
  Additional paid-in capital                                18,105       18,105
  Deficit accumulated during the development stage         (12,192)     (12,193)
                                                     -------------   -----------

  Total Stockholders' Equity                                 6,143        6,142
                                                     -------------   -----------

Total Liabilities and  Stockholders' Equity          $      11,004   $   10,642
                                                     =============   ===========












     The accompanying notes are an integral part of the financial statements
                                      F-2

                             JS Business Works, Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations
                                   (Unaudited)


                                                                            Cumulative
                                             For the six months ended     October 20, 1997
                                                                              through
                                                                          March 31, 1999
                                          ------------------------------- ---------------
                                          March 31, 1999  March 31, 1998
                                          --------------- --------------- ---------------
Revenues                                  $             0 $             0 $             0
                                          --------------- --------------- ---------------

General and administrative expenses                   448               0           1,169
Consultant and office expenses-related party            0               0           2,100
Professional fees - related party                       0             160           2,635
Professional fees - other                               0               0           7,000
                                          --------------- --------------- ---------------

   Total expenses                                     448             160          12,904
                                          --------------- --------------- ---------------

Loss from operations                                 (448)           (160)        (12,904)

Other income (expense)
   Interest income - related party                    449               0             712
                                          --------------- --------------- ---------------

Net income (loss)                         $             1 $          (160)$       (12,192)
                                          =============== =============== ===============

Basic net income (loss) per weighted
average share                             $.0000                 ( $.0001)         (0.006)

                                          =============== =============== ===============

Weighted average number of shares               2,296,500       1,601,000       2,083,735
                                          =============== =============== ===============














     The accompanying notes are an integral part of the financial statements
                                      F-3

                             JS Business Works, Inc.
                        (A Development Stage Enterprise)
                  Statement of Changes in Stockholders' Equity




                                                                                       Deficit
                                                                                       Accum.
                                                                           Additional During the   Total
                                                      Number of   Common    Paid-in     Dev.    Stkholders'
                                                        Shares     Stock    Capital     Stage     Equity
                                                      ---------- --------- ---------- --------- -----------
BEGINNING BALANCE,  October 20, 1997 (Inception)               0 $       0 $        0 $       0 $         0
   October 1997 - services ($0.0001/sh)                1,601,000       160          0         0         160
   April 1998 - cash ($0.01/sh)                          302,500        30      2,995         0       3,025
   April 1998 - cash ($0.05/sh)                          343,500        35     17,140         0      17,175
   April 1998 - services ($0.05/sh)                       49,500         5      2,470         0       2,475
   May 1998 -  offering costs                                  0         0     (4,500)        0      (4,500)

Net loss                                                       0         0          0   (12,193)    (12,193)
                                                      ---------- --------- ---------- --------- -----------

BALANCE, September 30, 1998                            2,296,500       230     18,105   (12,193)      6,142
                                                      ---------- --------- ---------- --------- -----------

For the six months ended March 31, 1999 (Unaudited) :
Net income                                                     0         0          0         1           1
                                                      ---------- --------- ---------- --------- -----------

BALANCE, March  31, 1999 (Unaudited)                   2,296,500 $     230 $   18,105 $ (12,192)$     6,143
                                                      ========== ========= ========== ========= ===========



















     The accompanying notes are an integral part of the financial statements
                                      F-4

                             JS Business Works, Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
                                   (Unaudited)


                                                     For the six months ended         From October 20,
                                                                                      1997 (Inception)
                                                     ------------------------            through
                                                     March 31, 1999  March 31, 1999     March 31,1998
                                                     --------------  -------------      -------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
 Net income (loss)                                   $           1   $        (160)     $      (12,192)
 Adjustments to reconcile net income (loss) to
 net cash used by development activities:
           Stock issued for services                             0             160               2,635
  Changes in assets and liabilities
           Increase in accrued interest on note
           receivable - related party                         (449)              0                (712)
           Increase (decrease) in accrued expenses          (3,639)              0                 861
           Increase in advance from shareholder              4,000               0               4,000
                                                      -------------   -------------      --------------

Net cash used by development activities                        (87)              0              (5,408)
                                                      -------------   -------------      --------------

CASH FLOW FROM INVESTING ACTIVITIES :
      Issuance of note receivable - related party                0               0             (10,000)
                                                      -------------   -------------      --------------

Net cash used by investing activities                            0               0             (10,000)
                                                      -------------   -------------      --------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net                 0               0              15,700
                                                      -------------   -------------      --------------

Net cash provided by financing activities                        0               0              15,700
                                                      -------------   -------------      --------------

Net increase (decrease) in cash                                (87)              0                 292

CASH, beginning of period                                      379               0                   0
                                                      -------------   -------------      --------------

CASH, end of period                                  $         292   $           0      $          292
                                                      =============   =============      ==============












     The accompanying notes are an integral part of the financial statements
                                      F-5

                             JS Business Works, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                 (Information with respect to the periods ended
                     March 31, 1999 and 1998 is unaudited)

(1) The Company JS Business Works, Inc. is a Florida chartered development stage corporation which conducts business from its headquarters in Palm Beach, Florida. The Company was incorporated on October 20, 1997 and has selected September 30 as its fiscal year end.

     The Company has not yet engaged in its expected operations. The Company's future operations include plans to become a full-service flexible staffing provider to recruit, train and deploy temporary personnel to companies in a wide range of industries. Current activities include raising additional equity and negotiating with potential key personnel and facilities. There is no assurance that any benefit will result from such activities. The Company will not receive any operating revenues until the commencement of operations, but will nevertheless continue to incur expenses until then.

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

     The financial statements for the six months ended March 31, 1999 and 1998 include all adjustments which in the opinion of management are necessary for fair presentation.

     b) Start-Up costs Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position
     (SOP) 98-5.

     c) Net income (loss) per share Basic is computed by dividing the net income
     (loss) by the weighted average number of common shares outstanding during the period.

     d) Compensation for services rendered with stock The Company issues shares of common stock, in exchange for services rendered. The costs of the services are valued according to generally accepted accounting principles and have been charged to operations.

(2) Note Receivable-shareholder A note in the amount of $10,000 was advanced to a shareholder of the Company. The note receivable bears interest at 9.0% interest per annum and is due on demand. Accrued interest at March 31, 1999 is $712 and is presented in Note and accrued interest receivable-related party. Interest income for the period ended March 31, 1999 is $449..

(3) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock. The Company had 2,296,500 shares of common stock issued and outstanding at March 31, 1999. On October 21, 1997, the Company issued 1,601,000 shares to its President for the value of services rendered in connection with the organization of the Company. In April 1998, the Company issued 646,000 shares of common stock under Regulation D offerings in exchange for $20,200 in cash. The Company paid $4,500 of legal expenses in connection with these offerings. Also in April 1998, the Company issued 49,500 shares, to its Executive Vice president for value of services rendered of $2,475. In addition, the Company has authorized 10,000,000 shares of $0.0001 par value preferred stock. The Company had issued none of its shares of preferred stock at March 31, 1999.

                             JS Business Works, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

(4) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $12,192 expiring at March 31, 2019.

     The amount recorded as deferred tax assets as of March 31, 1999 is $2,399, which represents the amount of tax benefit of the loss carry-forward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(5) Related Parties See Note (2) for disclosure of Note receivable - related party.

     During the period ended March 31, 1999, the Company was advanced funds from the president and majority shareholder of the Company. Unpaid amounts were $4,000 at March 31, 1999 and are presented in Advance from shareholder.

     The Company had entered into an agreement to pay $100 per month to Adams, Inc. to cover general office expenses. Adams, Inc. is a company controlled by the President of the Company. After the first month, the President chose to suspend this agreement until the Company is sufficiently capitalized. During the initial formation of the Company, an officer and shareholder of the Company received compensation of $2,000 in cash for consulting services rendered. These amounts, totaling $2,100 are presented in Consulting and office expenses - related party.

     See Note (3) for issuance of stock for services rendered by related parties. These amounts, totaling $2,635, were charged to Professional fees
     - related party.

(6) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $ 12,192 accumulated from October 20, 1997 (Inception) through March 31, 1999. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operations

     Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the period from inception (October 20, 1997) through March 31, 1999, the Company had no income from operations and operating expenses aggregating $12,904. The Company proposes to engage in the business of providing human resource services in the flexible industrial staffing market.

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

     If the Company is unable to generate sufficient revenue from operations to implement its expansion plans, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings. Depending upon the amount of revenue, if any, generated by the Company, management anticipates that it will be able to satisfy its cash requirements for the next approximately three (3) to six (6) months without raising funds via debt and/or equity financing or from third party funding sources. Accordingly, management expects that it will be necessary for JSBW to raise additional funds in the next nine (9) months, commencing no later than three (3) months form the date hereof, in the event that the Company is unable to generate any revenue from operations and commencing three (3) to six (6) months from the date hereof, if only a minimal level of revenue is generated in accordance with management's expectations. Currently Ms. Garrett is solely responsible for developing JSBW's flexible staffing business. However, at such time, if ever, as sufficient operating capital becomes available, management expects to employ additional staffing and marketing personnel. In addition, the Company expects to continuously engage in market research in order to monitor new market trends, seasonality factors and other critical information deemed relevant to JSBW's business through the development of a sophisticated computerized system.

     The Company operates out of the home of Mr. Adams. Thus, it is not anticipated that JSBW will lease or purchase office space or computer equipment in the foreseeable future. JSBW may in the future establish its own facilities and/or acquire computer equipment if the necessary capital becomes available; however, the Company's financial condition does not permit management to consider the acquisition of office space or equipment at this time.

Financial Condition, Capital Resources and Liquidity

     At March 31, 1999, the Company had assets totaling $11,004 and liabilities of $4,861 attributable to accrued accounting fees and advances from a shareholder. Since the Company's inception, it has received $20,200 in cash contributed as consideration for the issuance of shares of Common Stock. In May 1998, the Company paid a lump sum consulting fee in the amount of $1,000 to Mr. Adams, executive officer and director of JSBW in consideration for certain specialized services performed for the Company by him. These services included the preparation of a business plan for the Company and the performance of certain financial consulting services. In May 1998, the Company paid Mintmire & Associates, a law firm of which Donald F. Mintmire, Esq. is the sole proprietor, the sum of $5,000.00 in consideration for the performance of certain legal services, including but not limited to passing upon the legality of the Common Stock and certain other matters in connection with this Registration Statement on Form 10-SB. Commencing May 1, 1998, the Company agreed to pay a fee in the amount of $100.00 per month to Adams, Inc., a company owned by Mr. Adams in consideration for certain administrative services to be performed and costs to be incurred by said firm on behalf of JSBW. After an initial monthly payment, Mr. Adams subsequently agreed to suspend such monthly fee until such time as the Company was in a stronger financial position. In May 1998, the Company paid a lump sum consulting fee in the amount of $1,000 to Ms. Garrett, Executive Vice President of JSBW in consideration of certain specialized services performed and to be performed for the Company by her through December 31, 1998. Mr. Adams and Ms. Garrett own of record and beneficially 1,601,000 and 49,500 shares respectively, representing approximately 69.71% and 2.16% respectively, of the outstanding shares of the Company's Common Stock.

     The Company has no potential capital resources from any outside sources at the current time. The Company operates out of the facility provided by Mr. Adams. Ms. Garrett has begun to seek client employers and client employees for the Company and has begun to instruct Mr. Adams in the operation of a temporary industrial staffing agency. To attract client employers, Ms. Garrett and Mr. Adams plan to visit potential clients in order to determine their overall needs. In order to attract client employees which match the needs of the potential client employers, the Company will place advertising in local area newspapers in Palm Beach County. No such advertising has commenced as of the date hereof. In the event the Company requires additional capital during this phase, Mr. Adams has committed to fund the operation until such time as additional capital is available. The Company believes that it will require at least an additional three (3) to six (6) months in order to determine the market demand potential and the availability of qualified employees.

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

     To implement such plan, also during this initial phase, the Company intends to initiate a self-directed private placement under Rule 506 in order to raise an additional $100,000. Such placement has not commenced as of the date hereof. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial expansion goals and operating costs for a period of one (1) year. In the event the Company is not successful in raising such funds, the Company believes that it will not be able to continue operations past a period of three (3) to six (6) months.

Net Operating Losses

     The Company has net operating loss carryforwards of $12,192 which expire in the year 2019. The company has a $2,399 deferred tax asset resulting from the loss carryforwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

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

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for temporary staff personnel and availability of qualified employers clients, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward- looking statements.

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

     None

Item 3. Defaults in Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending March 31, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
-------------------------------------

3(i).1         Articles of  Incorporation of JS Business Works,  Inc. filed 1997
               (1) 20,

3(i).2 Articles of Amendment to the Articles of Incorporation of JS Business Works, Inc. filed May 4, 1998 (1)

3(ii).1        Bylaws of JS Business Works, Inc. (1)

27.1           *      Financial Data Schedule
-------------------

(1) Incorporated herein by reference to the Registration Statement on Form 10-SB of JS Business Works, Inc. (File No. 0-24551), filed with the U.S. Securities and Exchange Commission.

*       Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES
                                   ----------

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             JS BUSINESS WORKS, INC.
                             (Registrant)


Date: May 17, 1999           By: /s/ Charles Adams
                             -----------------------------------
                             Charles Adams, President and
                             Chief Financial Officer




[sign page JSBW 10Q 3.31.99]