Form 10QSB
period 1999-06-30
COMPOSITE SOLUTIONS INC
filed 1999-08-23
CIK 1061822

                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

[   ]   TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (No Fee Required)

        Commission File No. 000-24551
                            ---------

                            COMPOSITE SOLUTIONS, INC.
                 (Name of Small Business Issuer in its Charter)

          Florida                                               65-0790758
------------------------------                             ------------------
State or other jurisdiction of                               I.R.S. Employer
incorporation or organization                              Identification No.

7777 Fay Avenue, Suite 112 La Jolla, California                    92073
-----------------------------------------------                  --------
    Address of principal executive office                        Zip Code

Issuer's telephone number: (619) 459-4843
                           --------------


                            JS Business Works, Inc.
                                 219 Almeria
                         West Palm Beach, Florida  33405
             -----------------------------------------------------
             Former name and address, if changed since last report

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to
such filing requirements for the past ninety (90) days. Yes   X    No
                                                            ------    ------

As of August 15, 1999, 14,500,000 shares of Common Stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The following unaudited financial statements contain information regarding the results of operation and balance sheet of Composite Solutions, Inc., a Florida corporation formerly known as JS Business Works, Inc., for the period ending and as of June 30, 1999. On June 30, 1999, the Company consummated a reverse acquisition pursuant to which the Company acquired Composite Solutions, Inc., a Nevada corporation ("CSI Nevada"), a developer of certain construction technology described below. The financial information set forth below does not reflect or include the results of operations or balance sheet of CSI Nevada. Financial statements of CSI Nevada and for the Company and CSI Nevada on a consolidated basis will be filed by amendment to the Company's Form 8-K dated July 1, 1999 within sixty 60 days following the filing of such Form 8-K.

                          INDEX TO FINANCIAL STATEMENTS


Balance Sheets.............................................................F-2

Statements of Loss.........................................................F-3

Statements of Changes in Stockholders' Equity..............................F-4

Statements of Cash Flows...................................................F-5

Notes to Financial Statements..............................................F-6


                            COMPOSITE SOLUTIONS, INC.
                         (F/K/A JS BUSINESS WORKS, INC.)
                        (A Development Stage Enterprise)
                                  BALANCE SHEET

                                ASSETS                                     June 30, 1999             September 30,
                                                                            (Unaudited)                  1998
                                                                      ------------------------ -------------------------
CURRENT ASSETS
  Cash                                                                $                    117 $                     379
  Note and accrued interest receivable - shareholder                                    10,934                    10,263
                                                                      ------------------------ -------------------------

     Total current assets                                                               11,051                    10,642
                                                                      ------------------------ -------------------------

OTHER ASSETS
  Loan receivable from subsidiary                                                    1,000,000                         0
  Investment in subsidiary                                                                 100                         0
                                                                      ------------------------ -------------------------

     Total other assets                                                              1,000,100                         0
                                                                      ------------------------ -------------------------
Total Assets                                                          $              1,011,151 $                  10,642
                                                                      ======================== =========================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued expenses                                                    $                    862 $                   4,500
  Advance from shareholder                                                               4,000
                                                                      ------------------------ -------------------------

     Total current liabilities                                                           4,862                     4,500
                                                                      ------------------------ -------------------------
Total Liabilities                                                                        4,862                     4,500
                                                                      ------------------------ -------------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value, authorized 10,000,000 shares,
       0 issued and outstanding                                                              0                         0
  Common stock, $0.0001 par value, authorized 50,000,000
       shares, 14,500,000 issued and outstanding                                         1,450                       230
  Additional paid-in capital                                                         1,016,985                    18,105
  Deficit accumulated during the development stage                                     (12,146)                  (12,193)
                                                                      ------------------------ -------------------------

     Total Stockholders' Equity                                                      1,006,289                     6,142
                                                                      ------------------------ -------------------------

Total Liabilities and  Stockholders' Equity                           $              1,011,151 $                  10,642
                                                                      ======================== =========================


     The accompanying notes are an integral part of the financial statements

                            COMPOSITE SOLUTIONS, INC.
                         (F/K/A JS BUSINESS WORKS, INC.)
                        (A Development Stage Enterprise)
                               STATEMENTS OF LOSS
                                   (Unaudited)

                                                                                              Cumulative
                                                                                           October 20, 1997
                                                         For the nine months ended            (Inception)
                                                   --------------------------------------       through
                                                      June 30, 1999      June 30, 1998       June 30, 1999
                                                   ------------------- ------------------ -------------------
Revenues                                           $                 0 $                0 $                 0
                                                   ------------------- ------------------ -------------------
General and administrative expenses                                624                126               1,793
Consultant and office expenses - related party                       0              2,100               2,100
Professional fees - related party                                    0              2,635               2,636
Professional fees - other                                            0              2,985               7,000
                                                   ------------------- ------------------ -------------------
   Total expenses                                                  624              7,846              13,529
                                                   ------------------- ------------------ -------------------
Loss from operations                                              (624)            (7,846)            (13,529)
Other income (expense)
   Interest income - related party                                 671                 30               1,383
                                                   ------------------- ------------------ -------------------
Net income (loss)                                  $                47 $           (7,816)$           (12,146)
                                                   =================== ================== ===================
Basic net income (loss) per weighted average
 share                                             $                 0 $          ( 0.004)$            (0.001)
                                                   =================== ================== ===================
Weighted average number of shares                           21,056,183          1,844,555          19,714,775
                                                   =================== ================== ===================

     The accompanying notes are an integral part of the financial statements

                            COMPOSITE SOLUTIONS, INC.
                         (F/K/A JS BUSINESS WORKS, INC.)
                        (A Development Stage Enterprise)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                       DEFICIT
                                                                                                     ACCUMULATED
                                                                                      ADDITIONAL      DURING THE        TOTAL
                                                            NUMBER OF      COMMON       PAID-IN      DEVELOPMENT    STOCKHOLDERS'
                                                              SHARES        STOCK       CAPITAL         STAGE           EQUITY
                                                          -------------- ----------- ------------- ---------------- --------------
BEGINNING BALANCE, October 20, 1997 (Inception)                        0 $         0 $           0 $              0 $            0
   October 1997 - services ($0.0001/sh)                        1,601,000         160             0                0            160
   April 1998 - cash ($0.01/sh)                                  302,500          30         2,995                0          3,025
   April 1998 - cash ($0.05/sh)                                  343,500          35        17,140                0         17,175
   April 1998 - services ($0.05/sh)                               49,500           5         2,470                0          2,475
   May 1998 - offering costs                                           0           0        (4,500)               0         (4,500)
Net loss                                                               0           0             0          (12,193)       (12,193)
                                                          -------------- ----------- ------------- ---------------- --------------
BALANCE, September 30, 1998                                    2,296,500         230        18,105          (12,193)         6,142
                                                          -------------- ----------- ------------- ---------------- --------------
For the nine months ended June 30, 1999 (Unaudited):
   6/25 - 9.229876 forward split                              18,899,910       1,890        (1,890)               0              0
   6/25 - shares contributed                                  (7,896,410)       (790)          790                0              0
   6/30 - shares issued for acquisition                        1,000,000         100             0                0            100
   6/30 - subsidiary's note payable converted to shares          200,000          20       999,980                0      1,000,000
Net income                                                             0           0             0               47             47
                                                          -------------- ----------- ------------- ---------------- --------------
BALANCE, June 30, 1999 (Unaudited)                            14,500,000 $     1,450 $   1,016,985 $        (12,146)$    1,006,289
                                                          ============== =========== ============= ================ ==============

     The accompanying notes are an integral part of the financial statements

                            COMPOSITE SOLUTIONS, INC.
                         (F/K/A JS BUSINESS WORKS, INC.)
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                  From October 20,
                                                                                   For the nine months ended      1997 (Inception)
                                                                                -------------------------------       through
                                                                                June 30, 1999    June 30, 1998     June 30, 1999
                                                                                -------------- ----------------  -----------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
  Net income (loss)                                                             $           47 $         (5,792) $         (12,146)
  Adjustments to reconcile net income (loss) to net cash used by development activities:
           Stock issued for services                                                         0            2,636              2,636
  Changes in assets and liabilities
           Increase in accrued interest on note receivable - related party                (671)               0               (934)
           Increase (decrease) in accrued expenses                                      (3,638)               0                861
           Increase in advance from shareholder                                          4,000                0              4,000
                                                                                -------------- ----------------  -----------------
Net cash used by development activities                                                   (262)          (3,156)            (5,583)
                                                                                -------------- ----------------  -----------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Issuance of note receivable - related party                                             0          (10,000)           (10,000)
                                                                                -------------- ----------------  -----------------
Net cash used by investing activities                                                        0          (10,000)           (10,000)
                                                                                -------------- ----------------  -----------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net                                             0           15,700             15,700
                                                                                -------------- ----------------  -----------------
Net cash provided by financing activities                                                    0           15,700             15,700
                                                                                -------------- ----------------  -----------------
Net increase (decrease) in cash                                                           (262)           2,514                117

CASH, beginning of period                                                                  379                0                  0
                                                                                -------------- ----------------  -----------------
CASH, end of period                                                             $          117 $          2,514  $             117
                                                                                ============== ================  =================


     The accompanying notes are an integral part of the financial statements

                            COMPOSITE SOLUTIONS, INC.
                         (F/K/A JS BUSINESS WORKS, INC.)
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

                  (Information with respect to the periods ended
                       June 30, 1999 and 1998 is unaudited)

(1) THE COMPANY Composite Solutions, Inc, f/k/a JS Business Works, Inc., is a Florida chartered development stage corporation. The Company was incorporated on October 20, 1997 and has selected September 30 as its fiscal year end.

         The Company has not yet engaged in its expected operations. On June 30, 1999, the Company consummated a reverse acquisition pursuant to which the Company acquired Composite Solutions, Inc., a Nevada corporation ("CSI Nevada"), a developer of construction technology for use in the retrofitting and repair of buildings and other structures. The financial information set forth below does not include the results of operations of CSI Nevada. Current activities include raising additional equity to complete the development and testing of its products and technology. There is no assurance that any benefit will result from such activities. The Company will not receive any operating revenues until the commencement of operations, but will nevertheless continue to incur expenses until then.

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

(2) NOTE RECEIVABLE-SHAREHOLDER A note in the amount of $10,000 was advanced to a shareholder of the Company. The note receivable bears interest at 9.0% interest per annum and is due on demand. Accrued interest at June 30, 1999 is $934 and is presented in Note and accrued interest receivable-related party. Interest income for the nine months ended June 30, 1999 is $671.

(3) STOCKHOLDERS' EQUITY The Company has authorized 50,000,000 shares of $0.0001 par value common stock. The Company had 2,296,500 shares of common stock issued and outstanding at June 30, 1999. On October 21, 1997, the Company issued 1,601,000 shares to its President for the value of services rendered in connection with the organization of the Company. In April 1998, the Company issued 646,000 shares of common stock under Regulation D offerings in exchange for $20,200 in cash. The Company paid $4,500 of legal expenses in connection with these offerings. Also in April 1998, the Company issued 49,500 shares, to its Executive Vice president for value of services rendered of $2,475. In addition, the Company has authorized 10,000,000 shares of $0.0001 par value preferred stock. The Company had issued none of its shares of preferred stock at June 30, 1999.

         On June 25, 1999, the Company completed a 9.229876 shares for 1 share forward split. On June 25, 1999, the Company received 7,896,410 shares contributed back to the Company. On June 30, 1999, the Company issued 1,000,000 shares to acquire 100% of the issued and outstanding common stock of CSI Nevada. On June 30, 1999, the Company issued 200,000 shares in settlement of a note payable of its subsidiary amounting to $1,000,000 in cash.

                            COMPOSITE SOLUTIONS, INC.
                         (F/K/A JS BUSINESS WORKS, INC.)
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

(4) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $12,146 expiring at September 30, 2019.

         The amount recorded as deferred tax assets as of June 30, 1999 is $2,398, which represents the amount of tax benefit of the loss carry-forward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

(6) GOING CONCERN The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $12,146 accumulated from October 20, 1997 (Inception) through June 30, 1999. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

         Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the period from inception (October 20, 1997) through June 30, 1999, the Company had no income from operations or significant revenues.

         On June 30, 1999, the Company consummated a reverse acquisition pursuant to which the Company acquired Composite Solutions, Inc., a Nevada corporation ("CSI Nevada"), a developer of certain construction technology described below. Pursuant to the terms of the Share Exchange Agreement executed in connection with such transaction, the former stockholders of CSI Nevada were issued 1,000,000 shares of the Company's Common Stock.

         Utilizing the technology of CSI - Nevada Company, the Company intends to complete CSI - Nevada's development an affordable high technology method for the retrofit/repair of buildings and other structures. This unique technology is based upon the application of a composite material that is layered over existing surfaces. This "composite overlay" is applied to key areas of buildings and other structures to repair damage or to add structural integrity. The Company believes that the simplicity of the overlay applications, and the reduced cost and time to apply, will revolutionize the way retrofit/repairs are done and will provide a solution to many structures that would have otherwise been torn down or rebuilt completely. This overlay, which is created by impregnating a carbon or glass fabric with a chemical resin, and the "wallpapering" this combination to a structural surface, is appropriate for concrete, masonry, and wood, and can be used to accomplish a variety of structural objectives including: earthquake retrofit and damage repair, defect repair, loan capacity increase, and structural hardening to protect against bomb blasts.

         The Company intends to market a method for new construction, called the Carbon Shell System ("CSS"). CSS combines conventional civil construction techniques and advanced carbon fiber reinforced polymer matrix composites to provide a pre-manufactured advanced composite tube which is filled with concrete depending on the strength, stiffness and stability requirements for the structural component. In the CSS, the carbon shells are joined and filled with concrete on site. The lightweight tubes will allow for rapid field construction without the need for heavy lifting equipment. This, as well as the lack of cumbersome rebar cages, offers the potential for reduced construction costs and time. The CSS is applicable fora variety of common structural components, including columns, girders, and beams.

         THE COMPANY'S FINANCIAL POSITION AND OPERATING RESULTS RAISE SUBSTANTIAL DOUBT ABOUT ITS ABILITY TO CONTINUE AS A GOING CONCERN, AS REFLECTED BY THE NET LOSSES ACCUMULATED FROM OCTOBER 20, 1997 (INCEPTION) THROUGH JUNE 30, 1999. THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN IS DEPENDENT UPON COMMENCING OPERATIONS, DEVELOPING SALES AND OBTAINING ADDITIONAL CAPITAL AND FINANCING. THE COMPANY IS CURRENTLY SEEKING

ADDITIONAL CAPITAL TO ALLOW IT TO BEGIN ITS PLANNED OPERATIONS. HOWEVER, NO ASSURANCES CAN BE GIVEN THAT THE COMPANY WILL BE SUCCESSFUL IN RAISING SUCH FINANCING OR THAT THE COMPANY WILL BE SUCCESSFUL IN IMPLEMENTING ITS BUSINESS PLAN EVEN IF ADEQUATE FINANCING IS OBTAINED.

         To the extent that the Company is successful in its financing activities, the Company intends to devote substantially all of its financial resources towards completion of the development and testing of the CSS and related products and, if development and testing are successfully completed, the marketing of the CSS and related products and technology. Capital will also be used for corporate administrative expenses and general working capital.

FORWARD-LOOKING STATEMENTS

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), the development and completion of the Company's technology, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


27.1              *   Financial Data Schedule


-------------------
*        Filed herewith

(b) On July 1, 1999, the Company filed a Form 8-K in connection with the Company's acquisition of CSI Nevada. Financial statements of CSI Nevada will be filed by amendment to the Form 8-K within 60 days following the date of such filing along with the requisite pro forma financial information regarding the Company and CSI Nevada.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COMPOSITE SOLUTIONS, INC.




Date: August 20, 1999                   /s/ Thomas Burke
                                        -------------------------------------
                                        President and Chief Executive Officer


                                        /s/ Eileen Beattie
                                        -------------------------------------
                                        Treasurer (chief accounting officer)