Form 10KSB
period 1999-09-30
COMPOSITE SOLUTIONS INC
filed 2000-01-13
CIK 1061822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1999

                                       or

[ ]  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File No. 000-24551
                                              ---------

                            COMPOSITE SOLUTIONS, INC.
                 (Name of Small Business Issuer in its Charter)

            Florida                                        65-0790758
 ------------------------------                      ---------------------
 State or other jurisdiction of                         I.R.S. Employer
 incorporation or organization                       Identification Number

           3655 Nobel Drive, Suite 440, San Diego, CA       92122
           ---------------------------------------------------------
           Address of principal executive office            Zip Code

Issuer's telephone number:  (858) 459-4843
                            --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                         Common Stock, $0.0001 Par Value
                         -------------------------------
                                (Title of Class)

Check whether the issuer has (i) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (ii) been subject to such filing requirements for the past ninety (90) days. Yes X No
                                                             ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ___

The Company's revenues for Fiscal Year ended September 30, 1999 were $0.00.

As of December 31, 1999, 10,520,000 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest sale price on the Nasdaq OTC Bulletin Board on December 31, 1999) held by non-affiliates (5,018,718 shares) was $4,705,048.13.

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         (a) BUSINESS DEVELOPMENT.

         The Company was incorporated under the laws of the State of Florida on October 20, 1997 as JS Business Works, Inc. The Company's original business plan was to deploy temporary industrial personnel to clients in the Southern Florida area. In order to facilitate the financing of such business plan, the Company became a reporting company under the Securities Act of 1934, as amended, in September 1998. Subsequent to becoming a reporting company, the Board of Directors of the Company instead decided to explore more promising opportunities through a reverse merger and elected not to pursue its original business plan. In December 1998, Composite Solutions, Inc., the initial developer of the Company's construction technology, was incorporated under the laws of the State of Nevada ("CSI Nevada"). On June 30, 1999, the Company consummated a reverse acquisition pursuant to which the Company acquired CSI Nevada. Pursuant to the terms of a Share Exchange Agreement executed in connection with such transaction, the former stockholders of CSI Nevada were issued 1,000,000 shares of the Company's Common Stock and the Company's corporate name was changed to Composite Solutions, Inc.

         (b) BUSINESS OF ISSUER.

GENERAL

         Composite Solutions, Inc. ("CSI" or the "Company") is an early-stage company that was formed to develop and market innovative and affordable high technology/service solutions for the retrofit/repair of buildings and other structures. The Company has not generated significant revenues from operations to date and there can be no assurance that the Company will be able to generate significant revenues in the future. The Company's technology/service solution includes computational analysis tools, design procedures and software, material systems and application methods. These technology solutions can be applied to the retrofit/repair of structures that are subject to seismic or blast loads as well as the upgrade of structures for increased service loads. In addition, these technology solutions can be applied to new construction.

         The Company's "composite overlay" solution is based upon the application of an aerospace-type composite material that is layered or applied to key areas of buildings and other structures to repair damaged areas or to add structural integrity. In the retrofit of buildings and other structures, composite overlays increase both the shear and flexural performance of structural elements making the building or structure stronger and more ductile than "as-built" construction. As a repair medium, composite overlays provide a highly efficient, clean and cost-effective method of repairing damaged structures. In addition, use of composite overlays is the preferred repair method as buildings can be fortified without additional weight and damaged structures are returned to use sooner than repairs made by traditional methods.

         The Company believes that its composite overlay technology is a unique and major advance in the construction industry. CSI believes that the simplicity of the overlay application as well as the expected reduced cost and time to apply the composite overlay could revolutionize the way retrofit/repairs are performed and could provide an unique solution to many structures that require expensive and extensive rebuilding or must be demolished.

         In addition to retrofit and repair, and with respect to new construction, the Company believes that the application of the composite overlay concept to encase concrete beams, columns and girders could substantially reduce the need for reinforcing steel, which represents a significant portion of building construction costs. In this application, the composite is pre-manufactured in the form of a tube which serves both as a form and reinforcement.

         The composite overlay method has been applied to numerous structures in the field and has been subjected to extensive laboratory testing. The Company believes that the technique offers considerable cost advantages and performance improvements over current retrofit/repair procedures.

THE COMPANY'S MARKETS

         The Company believes that it has the potential to generate significant revenues and profit from the introduction of its composite overlay technology and solution-based services based on the demand for retrofit/repair of damaged and aging buildings as well as the nation's highway and bridge infrastructure. For example, industry experts estimate that in one area of the United States approximately 40% of all existing buildings and structures could require earthquake upgrading or retrofitting. In California, a major utility is considering to undertake, over the next ten years, the retrofit of a number of their switching facilities at an estimated cost of $300 to $500 million.

         Further, the California Senate has passed Bill 1955 which requires all hospitals to be retrofitted to comply with existing seismic codes by the year 2008. It is estimated that the total cost to retrofit these hospitals could approximate $55 billion. In addition, published reports by the U.S. Department of Transportation have indicated that approximately $35 billion a year is spent in the United States to maintain the highway and bridge infrastructure. Conservative estimates indicate that approximately $53 billion will be necessary to maintain the highway and bridge infrastructure in its current conditions.

         The Company plans to market RETROSHIELD, a material system that will include composite materials, resins, fabric architectures and additives as well as a unique and affordable high technology method for new construction called the CARBON SHELL SYSTEM ("CSS"). The Company believes that RetroShield will be capable of handling earthquake-type loads while containing damaged concrete and steel in civil and building structures. The Carbon Shell System will combine conventional civil construction and advanced carbon fiber reinforced polymer matrix composites with concrete to provide a pre-manufactured advanced composite tube depending on the strength, stiffness and stability requirements for the structural component. CSS will have application in a variety of common structural components, including columns, girders and beams.

         The effectiveness and integrity of the Company's composite overlay technique has been tested at The Charles Lee Powell Structural Research Laboratories ("Powell Laboratories") located at The University of California, San Diego ("UCSD"). These tests included both reinforced and unreinforced walls, specimens that range from single-story walls to a full-scale five story building as well as columns ranging from single columns to full-scale bridge bents. The Powell Laboratories are one of the few such facilities in the world with the capability to execute full-scale tests and has performed extensive tests relating to the retrofit, and upgrading of structural elements such as walls, columns and floor slabs.

         The Company believes that one of its key competitive advantages will be application of the composite material knowledge-base that it has accumulated. Although the ultimate future revenue and cash flow realization of this "knowledge capital" is uncertain, the Company believes that it will be a critical component in the successful execution of its business strategy.

THE COMPANY'S SOLUTION

         The Company's composite overlay is created by impregnating a carbon or glass fabric with a chemical resin. This combination is then "wallpapered" to a structural surface. The Company believes that its composite overlay technology/service solutions are applicable in the retrofit/repair of structures which include reinforced concrete, reinforced masonry and unreinforced masonry. The Company expects that its technology/service solutions will be able to accomplish a variety of structural objectives including:

                                  -    earthquake retrofit and damage repairs,
                                  -    construction defect repairs,
                                  -    enhanced load capacity, and
                                  -    structural reinforcement against bomb
                                       blasts.

Initially, the Company's primary business focus will be to adapt and market its retrofit and rehabilitation processes to upgrade aging bridges, buildings and other structures by wrapping the structural elements with composite materials. The Company's business model will be to focus on total solutions by offering turnkey or a combination of service/technology solutions such as design services, material systems and/or material applications which would be licensed to major construction companies.

         The Company believes that its core competencies will include:

                                  -    retrofit design software,
                                  -    retrofit/repair/new construction design
                                       services,
                                  -    material systems,
                                  -    construction,
                                  -    inspection, and
                                  -    technology licensing.

         Potential sources of revenue for the Company include:

                                  - turnkey projects where it will design and apply material systems in the retrofit and repair of commercial and government buildings;
                                  -    providing material systems and training
                                       to construction firms;
                                  -    providing design services to major A&E
                                       firms;
                                  -    entering into technology licenses with
                                       major constructors and/or A&E firms;
                                       and/or
                                  -    construction (projects of less than $10
                                       million).

         The Company's total solution services will include its proprietary design tools that have been developed which will allow engineers to complete retrofit/rebuilding designs faster while accessing lower cost material sources.

         The Company believes that a significant opportunity exists for a nationally-recognized composite materials, retrofit/repair service/technology solution provider with the scale and expertise to offer a wide range of value-priced services directly to commercial and governmental customers as well as composite overlay solution services to construction and A&E firms through technology licenses. In addition, the Company believes that through the focused acquisition and consolidation of niche design service firms, it could offer an expanded range of service that would enable it to deploy composite overlay solutions more rapidly and cost-effectively.

PRODUCTS AND SERVICES

         The Company has identified several composite overlay service/technology solution offerings that it believes will meet the needs of the market and offer attractive potential revenue and growth opportunities. These "portfolio service/technology options" include:

                     - DESIGN SOFTWARE. The utilization of composites
                       in the retrofit/rebuilding of structures is an emerging technology where the civil/structural engineering profession is only now becoming aware of the significant opportunities and potential applications of this material. To facilitate the acceptance and application of composite overlays, the Company, in cooperation with Trans-Science Corporation, is developing proprietary design software. Beta copies of the software have been installed in several key design facilities in the U.S. When completed, the design software will provide civil/structural engineers with an easy to use design service tool in the use of composite overlays for columns, walls, floors, beams and connections between such members.

                     - DESIGN SERVICES. The principals of CSI are
                       recognized as the developers of composite materials that include the risk assessment, damage analysis and retrofit design services which are the key components in seismic and blast retrofit repairs. The Company is not aware of any firms that offer and possess the experience and knowledge base that its principals have developed.

                     - MATERIAL SYSTEM. Material systems refer to the
                       fabric (carbon, glass, etc.), the architecture of the weave, the resin system as well as any additives incorporated in the resin system for mitigating fire, eliminating toxicity and influencing resin cure. The Company has designed and will market a unique material system that will consist of fiber-reinforced polymeric matrix composites (PMCs). Fiber types can include carbon, aramid and glass. Fiber forms can vary from tows (yarns) to fabrics with architectures such as weaves, knits and mats. Matrix materials include thermoset resins such as epoxies, vinylesters and phenolics. These composites, especially carbon-based, exhibit strength/weight and stiffness/weight ratios which are up to ten times that of the steel commonly used in the construction industry.

                     - APPLICATION METHODS. In the retrofit/repair of
                       existing structures, the material system starts as a fabric which is impregnated with the matrix resin on-site and subsequently applied or "wallpapered" to structural elements (i.e., walls, columns, beams, and/or floor slabs) after surface preparation.

                    Each "structural wallpaper" layer forms a composite overlay of approximately 0.05 inches (1.2 mm) in thickness. The Company will enter into turnkey application for projects under $10 million and in projects over $10 million will farm-out the application to major construction firms and the Company will provide the management or application oversight, receiving a fee approximating 10% to 20% of the total cost of the project.

                    COMPETITION

                    The use of composite overlays for retrofit and repair of large structures, including buildings, bridges and highways, is dominated by a number of larger material supply competitors who are well established in the market place, have experienced and tested management, are well financed and have well recognized industry names, and are aggressively competing in the market. These competing companies are primarily focused on the sale of the material components through supply houses or partnering construction firms. There can be no assurance that existing companies will not aggressively compete by introducing new products substantially similar to the Company's and at a price below that at which the Company can compete or by creating similar alliances as the Company proposes. Should this occur, the Company may not be able to survive for a sufficient time to reach viability.

                    EMPLOYEES

                    As of September 30, 1999, the Company had four employees, all of which were full-time employees. None of the employees are represented by a labor union, and the Company considers its relations with employees to be good.

                    RESEARCH AND DEVELOPMENT

                    Since the beginning of the fiscal year ended September 30, 1999, the Company's research and development activities have primarily focused on software development. For the period from inception to September 30, 1999 the Company's research and development costs of $420,000 were capitalized in accordance with Statement of Financial Accounting Standards
                    (SFAS) 86 and will be amortized against future revenues.

                    INTELLECTUAL PROPERTY

                    The Company owns retrofit design software for seismic loading of structures. This software allows an engineer to rapidly execute composite overlay designs for structural elements such as reinforced concrete columns. The Company has licensed additional key retrofit/repair and new construction technology from the University of California. This license is co-exclusive (see item 12 below). If the third party license is surrendered or otherwise terminated, the licensor has granted the Company the right of first negotiations to become the exclusive licensee for that technology. The University of California has retained the priority rights to enforce the patent protection against infringements by any third party. The foregoing licenses are based on two patent applications. One has been granted (Patent Number 6,003,276 issued

                    December 21, 1999). The other patent application is under review by the U.S. Patent and Trademark Office.

                    There are a number of other companies which do provide competing technologies to those to be offered by the Company. However, these competing companies are focused primarily on the sale of material components through supply houses or partnering construction firms.

                    The Company intends to rely on patent and copyright protection, to the extent that such protection is available under applicable law. However, any such patents and copyrights would not foreclose all possibilities of protection to that technology. It is possible that certain patent or copyright claims superior to those of the University of California's currently pending patent, either within the U.S. or other countries, could impact the Company's rights to the use of some aspects of the Company's technology. It is also possible that similar technology could be designed which, although not identical and therefore not infringing upon the Company's proprietary right, could function adequately enough to be distributed into the same market. Moreover, it is possible that unpatented or uncopyrighted but prior existing technology or designs may exist which simply have never been made public and therefore are not known to Management or the industry in general. Such designs or technologies could be introduced into the market without infringing upon the Company's current rights. If any such competing non-infringing technologies are offered in the market the Company's profit potential could be seriously limited.

                    ADDITIONAL CONSIDERATIONS AND RISK FACTORS

               HISTORY OF LOSSES; GOING CONCERN QUALIFICATION. The Company's
                    financial position and operating results raise substantial doubt about its ability to continue as a going concern, as reflected by the net losses accumulated from inception through September 30, 1999. The Company currently does not have sufficient capital resources to effectively pursue its plan of operation or continue its operations over the next twelve months. The ability of the Company to continue as a going concern will be dependent upon obtaining additional capital and financing in order to support its marketing and sales activities. The Company is currently seeking additional capital to allow it to implement its business plan. However, no assurances can be given that the Company will be successful in raising such additional capital or other financing or that the Company will be successful in implementing its business plan even if adequate financing is obtained. There can be no assurance that the Company will be able to generate significant revenues or operate profitably in the future.

                    NEED FOR ADDITIONAL WORKING CAPITAL. The Company's business involves the continued investment of funds towards the development of its technology and services. To the extent that the Company is not successful in generating significant cash flow from operations in order to fund such development expenses and other operating costs, the Company will need to rely on outside financing sources for working capital. There can be no assurance that the Company will be able to obtain sources of outside financing in the event that such financing is required in the future. To the extent that the Company's operations do not generate positive working capital or enable it to secure adequate outside financing, the Company's ability to implement its business plan and continue as a going concern would be materially and adversely affected.

               NO OPERATING HISTORY: Although the Company was formed in 1997, it has had no significant operations or business assets until just recently, and is yet in its early development stage. It has only recently acquired the technology which is the basis of its business and, at the present time, is only beginning the process to undertake the commercialization of that technology. There can be no assurance that the Company will be able to successfully implement its business plan or generate revenues or profits from operations.

               RISK OF ACCEPTANCE OF NEW TECHNOLOGY AND SERVICES. The future success and growth of the Company, if any, will depend in large part upon the success and acceptance of the Company's technology and services in the construction industry. Although the Company has extensive large-scale validation test data on its technology and extensive cost metric data via field applications, there can be no assurance that the Company will be able to successfully market its technology and services to potential customers.

                   NEW  PRODUCTS AND RAPID TECHNOLOGICAL CHANGE. The markets for the Company's products and services are characterized by rapid technological advances, evolving industry standards, changes in construction laws and customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing technology and services obsolete and unmarketable. The Company's future success will depend upon its ability to successfully introduce and sell its technology and services to the construction industry and to keep pace with technological developments and respond to evolving user requirements. Any failure by the Company to anticipate or respond adequately to technological developments or user requirements, or any significant delays in development or introduction of its products and services, could damage the Company's competitive position in the marketplace.

               RISK OF UNPROVEN BUSINESS: The Company has been in actual
                    operation under its current management only since June, 1999. It faces all of the risks inherent in a new business and those risks specifically inherent in the development and operation of a new business. The likelihood of the Company's success must be considered in light of the problems, expenses, difficulties and delays frequently encountered in connection with a new business, including, but not limited to, uncertainty as to the ability to develop a market for the a new product in a new area. The Company's business must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems and difficulties to which such ventures are subject.

               MANAGEMENT RISKS INHERENT IN HIGH-TECH BUSINESSES: New ventures, particularly those involved in a highly technical industry such as those in the heavy construction industry, have substantial inherent risks. These risks are in three general areas: technical, mechanical and human. Notwithstanding any pre-production planning, any new technology can incur unexpected problems in full scale operation, all of which cannot always be foreseen or accurately predicted. Designs can become unworkable, for unpredicted reasons. Quality control and component sourcing failures are to be expected from time to time. Any operation, including the one contemplated here, is substantially dependent upon the capabilities and performance of both management and sales personnel. Mistakes in judgment or performance can be costly and, in instances, disabling. Therefore, management knowledge, skill, experience, character and reliability are of premium importance.

               OPERATIONAL RISKS IN HIGH-TECH VENTURES: The high-tech
                    construction and retrofit process requires the Company to deal with suppliers and subcontractors supplying specialized materials, applying highly sophisticated and narrow tolerance processes and performing highly technical calculations and tasks. Components must be custom designed and manufactured, which is not only complicated and expensive, but can require a number of months to accomplish. Slight mistakes in either the designing or manufacturing can result in unsatisfactory materials which may not be immediately correctable. Since this operation requires the talents of various professions, mistakes from very slight oversights or miscommunications can occur, resulting not only in costly delays and lost orders but in disagreements regarding liability and, in any event, extended delays in production.

               RISKS RELATED TO GOVERNMENTAL AND INDUSTRY REGULATIONS:
                    Widespread commercialization of certain of the Company's technology into buildings is necessarily dependent upon building and other code approvals of a great number of the governmental jurisdictions in which sales are to be made. Local governments which adopt and administer the building codes, generally adopt the model codes of either the International Conference of Building Officials (ICBO) with its Uniform Building Code (UBC), or the American Concrete Institute (ACI), each of which apply primarily to building structures. The Company's technology is presently acknowledged by ICBO and ACI, through published acceptance criteria and preliminary guideline documents. No general approvals of the technology have been granted to date. Therefore, approval through any governmental office within the United States will require departmental review in order to be granted an exemption to the current code. Such exemptions, although readily allowed for the nature of the work contemplated by the Company, are yet political and require justification, and therefore can be denied. Such denials can impact the profitability of the Company. The Company does believe that previous testing, approvals, and technology use, along with future testing will provide the necessary justification to obtain approvals. The Company does intend to contribute to the adoption of new codes to include the technology. However, adoption of such codes will not occur for a period of time. Until those provisions are adopted, the Company's technology cannot be considered as being fully accepted within the building community. There can be no assurance that such technology will be wholly accepted in a timely manner, if at all.

               NATURE OF MARKET APPEAL: There can be no assurance that the
                    Company's technology and services will be accepted by the construction industry. Demand may be directed to other similar or competing products, because of technical developments or preferences or simply because of overwhelming commercial promotion, thereby limiting the commercial viability of the Company's technology and services. Unexpected negative publicity, even if not relating directly to the Company or its own products and even if unwarranted, can devastate a market. Such circumstances can never be predicted.

               DEPENDENCE UPON KEY PERSONNEL: At least in the near term, the
                    Company is dependent upon Gilbert A. Hegemier and Donald Nicholson, the loss of either could have a material adverse effect on the Company. The Company has not obtained key man life insurance on the lives of any of its key personnel. At the present time, the Company has not entered into consulting and employment agreements with any of its key employees. The continued success of the Company will also be dependent upon its ability to attract and retain highly qualified personnel in the sales area. There can be no assurance that the Company will be able to recruit and retain such personnel.

               MARKET COMPETITION: The retrofit and repair of large structures, including buildings, bridges and highways, is dominated by a number of larger competitors who are well established in the market place, have experienced and tested management, are well financed and have well recognized industry names, and are aggressively competing in the market. There can be no assurance that existing companies will not aggressively compete by introducing new products substantially similar to the Company's and at a price below that at which the Company can compete. Should this occur, the Company may not be able to survive for a sufficient time to reach viability.

               LIMITATION OF LICENSE PROTECTION: The Company's licenses for the retrofit technology, and, the Carbon Shell System, are co-exclusive with one other licensee. If that third-party's license is surrendered or otherwise terminated, the licensor has granted the Company the right of first negotiations to become the exclusive licensee for that technology. However, should that licensee become active and aggressive, an element of competition could exist which would impact to a limited extent the potential profitability of the Company's technology and business model. Moreover, the University of California has retained the priority rights to enforce the patent protection against infringements by any third party. As a result, the Company's ability to protect its rights to the technology may be limited.

               STATUS OF PATENT & COPYRIGHT PROTECTION: The Retrofit/Repair
                    technology is owned by the University of California and licensed to the Company. That patent currently does not extend to other countries. The Company is in discussions with University of California to extend that patent to selected countries in Western Europe and elsewhere. Patent applications to that effect have not been filed and, if and when filed, the prosecution of those would be at the Company's expense. Although a patent has been filed, under the Patent Cooperation Treaty, for that Carbon Shell System technology, the claims have not yet been granted and may never be.

               INHERENTLY LIMITED NATURE OF PATENT PROTECTION: There are a
                    number of other companies which do provide competing technologies to those to be offered by the Company. The Company intends to rely on patent and copyright protection, to the extent that such protections are available under applicable law. However, any such patents and copyrights would not foreclose all possibilities of protection to that technology. It is possible that certain patent or copyright claims superior to those of the Company's currently unfiled are either pending or planned, either within the U.S. or other foreign countries, which could significantly impact the Company's rights to the use of all, or important aspects, of the Company's technology. It is also possible that similar technology could be designed which, although not identical and therefore not infringing upon the Company's proprietary right, could function adequately to be distributed into the same market. Moreover, it is possible that unpatented or uncopyrighted but prior existing technologies or designs may exist which simply have never been made public and therefore are not known to Management or the industry in general. Such designs or technologies could be introduced into the market without infringing upon the Company's current rights. If any such competing, non-infringing, technologies are offered in the market the Company's profit potential could be seriously limited.



               ITEM 2. DESCRIPTION OF PROPERTY

                    The Company's executive offices are located at 3655 Nobel Drive, Suite 440, San Diego, CA 92122. The Company, along with Trans-Science Corporation as a co-tenant entered into a
                    36.5 month lease for this office space which commenced on November 15, 1999. The lease provides for monthly payments of approximately $6,912, subject to periodic adjustments for inflation.

               ITEM 3. LEGAL PROCEEDINGS

                    Neither the Company nor its assets are the subject of any pending legal proceeding. Although the Company is not aware of any pending or threatened claims, the Company may be subject to claims in the ordinary course of its business.

               ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    Not applicable.

                                     PART II

               ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
                    STOCKHOLDERS MATTERS

                    Quotation of the Company's Common Stock, $0.0001 par value, commenced on the Over-The-Counter Bulletin Board market of the National Association of Securities Dealers, Inc. on or about October 21, 1999 under the symbol "KIPS." As trading in the Company's Common Stock did not commence until after completion of fiscal 1999, no information regarding the trading price of the Company's Common Stock has been provided. The last reported sale price per share of the Common Stock of the Company as reported on the OTC Bulletin Board market on December 31, 1999 was $0.9375. As of December 31, 1999, there were approximately 68 record holders of the Company's Common Stock.

                    The Company has not paid any dividends since its inception and has no current plans to pay dividends on the Common Stock in the foreseeable future. The Company intends to reinvest future earnings, if any, in the development and expansion of its business. Any future determination to pay dividends will depend upon the Company's results of operations, financial condition and capital requirements and such other factors deemed relevant by the Company's Board of Directors.

                    See Item 12 of this Annual Report on Form 10-KSB for a description of certain private placement transactions by the Company.

               ITEM 6. PLAN OF OPERATION

                    For the period from inception (October 20, 1997) through September 30, 1999, the Company had no revenues from operations and had no significant business operations other than organizational and capital raising activities. On June 30, 1999, the Company consummated a reverse acquisition pursuant to which the Company acquired CSI Nevada, a developer of construction technology. Since the date of such acquisition, the Company's business activities have consisted of research and development activities relating to the development of the Company's construction technology and services.

                    In fiscal 2000, the Company intends to continue the development of its technology and to commence the marketing of its technology and services in the construction industry. In order to facilitate such marketing efforts, the Company expects to seek additional capital through the sale of debt or equity securities or a combination thereof. The Company may also seek to add sales and marketing personnel in order to market its products and services.

                    The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern, as reflected by the net losses accumulated from inception through September 30, 1999. The Company currently does not have sufficient capital resources to effectively pursue its plan of operation or continue its operations over the next twelve months. The ability of the Company to continue as a going concern will be dependent upon obtaining additional capital and financing in order to support its marketing and sales activities. The Company is currently seeking additional capital to allow it to implement its business plan. However, no assurances can be given that the Company will be successful in raising such additional capital or other financing or that the Company will be successful in implementing its business plan even if adequate financing is obtained.

                    To the extent that the Company is successful in its financing activities, the Company intends to devote substantially all of its financial resources towards the marketing of its technology and services to the construction industry. Capital will also be used for corporate and administrative expenses and general working capital.

               FORWARD-LOOKING STATEMENTS

                    When included in this Annual Report on Form 10-KSB, the words "expects," "intends," "anticipates," "plans," "projects" and "estimates," and analogous or similar expressions are intended to identify forward-looking statements. Such statements, which include statements contained in Item 6 and Item 1 hereof, are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. For a discussion of certain of such risks, see the subsection of
                    Item 1 entitled "Risk Factors." These forward-looking statements speak only as of the date of this Annual Report on Form 10-KSB. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

               ITEM 7. FINANCIAL STATEMENTS

                    See the Consolidated Financial Statements and related Report of Independent Certified Public Accountants included herewith as pages F-1 through F-10

               ITEM 8. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE

                    Not applicable

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report............................................F-2

Consolidated Balance Sheets.............................................F-3

Consolidated Statements of Operations...................................F-4

Consolidated Statements of Stockholders' Equity.........................F-5

Consolidated Statements of Cash Flows...................................F-6

Notes to Consolidated  Financial Statements.............................F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders,
Composite Solutions, Inc.
f/k/a JS Business Works, Inc.
(A Development Stage Enterprise)
San Diego, California

We have audited the accompanying consolidated balance sheets of Composite Solutions, Inc., f/k/a JS Business Works, Inc., a development stage enterprise, as of September 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Composite Solutions, Inc. as of September 30, 1999 and 1998 and the results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has experienced losses since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              Durland & Company, CPAs, P.A.
Palm Beach, Florida
December 17, 1999

                           COMPOSITE SOLUTIONS, INC.
                         f/k/a JS BUSINESS WORKS, INC.
                       (A Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS
                                 September 30,

                                                                          1999                1998
                                                                       ----------           --------
                             ASSETS
CURRENT ASSETS
  Cash                                                                 $    8,811           $    379
  Note receivable and accrued interest - shareholder                            0             10,263
  Prepaid expense                                                           4,226                  0
                                                                       ----------           --------

          Total current assets                                             13,037             10,642
                                                                       ----------           --------

PROPERTY AND EQUIPMENT
     Computer equipment                                                    14,798                  0
     Less: Accumulated depreciation                                        (1,655)                 0
                                                                       ----------           --------

          Net property and equipment                                       13,143                  0
                                                                       ----------           --------

INTANGIBLE ASSETS
     Technical licenses                                                    93,682                  0
     Fire test data - related party                                        13,979                  0
     Software - related party                                             420,000                  0
                                                                       ----------           --------

          Total intangible assets                                         527,661                  0
                                                                       ----------           --------

Total Assets                                                           $  553,841           $ 10,642
                                                                       ----------           --------
                                                                       ----------           --------

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable - trade                                            $   90,630           $      0
   Accrued payroll and related liabilities                                 17,999                  0
   Accrued expenses - other                                                     0              4,500
                                                                       ----------           --------

          Total current liabilities                                       108,629              4,500
                                                                       ----------           --------

NON-CURRENT LIABILITIES
   Long-term obligation                                                    13,773                  0
                                                                       ----------           --------

          Total non-current liabilities                                    13,773                  0
                                                                       ----------           --------

Total Liabilities                                                         122,402                  0
                                                                       ----------           --------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, authorized 10,000,000
    shares, 0 issued and outstanding                                           0                   0
  Common stock, $0.0001 par value, authorized 50,000,000
    shares; issued and outstanding 14,500,000 in 1999, and
    21,196,410 in 1998                                                     1,450                 230
  Additional paid-in capital                                            1,004,839             18,105
  Deficit accumulated during the development stage                       (574,850)           (12,193)
                                                                       ----------           --------

          Total stockholders' equity                                      431,439              6,142

Total Liabilities and Stockholders' Equity                             $  553,841           $ 10,642
                                                                       ----------           --------
                                                                       ----------           --------

    The accompanying notes are an integral part of the financial statements

                           COMPOSITE SOLUTIONS, INC.
                         f/k/a JS BUSINESS WORKS, INC.
                       (A Development Stage Enterprise)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           Years Ended September 30,


                                                                                                       Cumulative
                                                                                                    October 20, 1997
                                                                                                       (Inception)
                                                                                                         through
                                                                                                      September 30,
                                                                   1999                1998               1999
                                                                ----------          ----------      ----------------
                                                                $        0          $        0         $        0
                                                                ----------          ----------      ----------------
REVENUES

OPERATING EXPENSES
     Consulting fees                                            $   79,000               2,100             81,100
     Depreciation                                                    1,655                   0              1,655
     General and administrative expenses                           143,656                 721            144,377
     Organizational expenses                                           514                   0                514
     Professional fees - related party                              16,249               9,635             25,884
     Professional fees - other                                      12,641                   0             12,641
     Salaries - employees                                          320,661                   0            320,661
                                                                ----------          ----------      ----------------

          Total expenses                                           574,376              12,456            586,832
                                                                ----------          ----------      ----------------
                                                                                                                -
Loss from operations                                              (574,376)            (12,456)          (586,832)
                                                                ----------          ----------      ----------------

OTHER INCOME (EXPENSE)
     Interest income                                                 5,686                 263              5,949
     Interest expense                                              (17,825)                  0            (17,825)
     Gain on forgiveness of debt                                     4,861                   0              4,861
     Interest income - forgiveness of note                          17,825                   0             17,825
     Loss on forgiveness of debt                                   (11,021)                  0            (11,021)
                                                                ----------          ----------      ----------------

          Total other income (expense)                                (474)                263               (211)
                                                                ----------          ----------      ----------------

Net loss                                                        $ (574,850)         $  (12,193)        $ (587,043)
                                                                ----------          ----------      ----------------
                                                                ----------          ----------      ----------------

Basic net loss per weighted average share                       $    (0.03)         $    (0.00)        $    (0.03)
                                                                ----------          ----------      ----------------
                                                                ----------          ----------      ----------------

Weighted average number of shares                               19,395,182          17,723,194         18,575,977
                                                                ----------          ----------      ----------------
                                                                ----------          ----------      ----------------


    The accompanying notes are an integral part of the financial statements

                            COMPOSITE SOLUTIONS, INC.
                          F/K/A JS BUSINESS WORKS, INC.
                        (A Development Stage Enterprise)
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          Period from October 20, 1997 (Inception) through September 30, 1999


                                                                                                       DEFICIT
                                                                                                     ACCUMULATED
                                                                                       ADDITIONAL     DURING THE       TOTAL
                                                              NUMBER OF     COMMON       PAID-IN     DEVELOPMENT    STOCKHOLDERS'
                                                               SHARES        STOCK       CAPITAL        STAGE          EQUITY
                                                            ------------- ----------- ------------- --------------  --------------
BEGINNING BALANCE,  October 20, 1997 (Inception)                        0 $         0 $           0 $            0  $            0
   October 1997 - services ($0.0001/sh)                        14,777,031       1,476        (4,453)             0          (2,977)
   April 1998 - cash ($0.01/sh)                                 2,792,037         276         2,156              0           2,432
   April 1998 - cash ($0.05/sh)                                 3,170,463         323        16,179              0          16,502
   April 1998 - services ($0.05/sh)                               456,879          45         2,333              0           2,378

Net loss                                                                0           0             0        (12,193)        (12,193)
                                                            ------------- ----------- ------------- --------------  --------------

BALANCE, September 30, 1998                                    21,196,410       2,120        16,215        (12,193)          6,142

   6/25 - shares contributed                                   (7,896,410)       (790)          790              0               0
   Pre-acquisition income                                               0           0             0             47              47
   6/30 - shares issued for acquisition                         1,000,000         100       (12,146)        12,146             100
   6/30 - shares issued for payment of note payable               200,000          20       999,980              0       1,000,000

Net loss                                                                0           0             0       (574,850)       (574,850)
                                                            ------------- ----------- ------------- ---------------- -------------

ENDING BALANCE, September 30, 1999                             14,500,000 $     1,450 $   1,004,839 $     (574,850)  $     431,439
                                                            ============= =========== ============= ==============   =============



     The accompanying notes are an integral part of the financial statements

                            COMPOSITE SOLUTIONS, INC.
                          F/K/A JS BUSINESS WORKS, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             From October 20, 1997 (Inception) through September 30,

                                                                                                                  Cumulative
                                                                                                               October 20, 1997
                                                                                                             (Inception) through
                                                                                                                September 30,
                                                                                1999              1998               1999
                                                                          ---------------   --------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $(574,850)        $(12,193)        $(587,043)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
          Depreciation                                                        1,655                0             1,655
          Stock issued for services                                               0            2,635             2,635
          Stock issued in lieu of cash                                          100                0               100
          Pre-acquisition income                                                 47                0                47
  Changes in operating assets and liabilities:
          (Increase) decrease in accrued interest - shareholder                 263             (263)                0
          (Increase) decrease in prepaid expense                             (4,226)               0            (4,226)
          Increase (decrease) accounts payable - trade                       90,630                0            90,630
          Increase (decrease) accrued expense                                (4,500)           4,500                 0
          Increase (decrease) accrued payroll and related liabilities        17,999                0            17,999
          Increase (decrease) long-term accounts payable obligation          13,773                0            13,773
                                                                          ---------------   --------------   --------------------
Net cash used by operating activities                                      (459,109)          (5,321)         (464,430)
                                                                          ---------------   --------------   --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                        (14,798)               0           (14,798)
  Acquisition of intangible assets                                         (527,661)               0          (527,661)
  (Issuance) repayment of note receivable - related party                    10,000          (10,000)                0
                                                                          ---------------   --------------   --------------------
Net cash used by investing activities                                      (532,459)         (10,000)         (542,459)
                                                                          ---------------   --------------   --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                                     0           15,700            15,700
  Proceeds from note payable                                              1,000,000                0         1,000,000
                                                                          ---------------   --------------   --------------------
Net cash provided by financing activities                                 1,000,000           15,700         1,015,700
                                                                          ---------------   --------------   --------------------
Net increase in cash                                                          8,432              379             8,811

CASH, beginning of period                                                       379                0                 0
                                                                          ---------------   --------------   --------------------
CASH, end of period                                                          $8,811              $379           $8,811
                                                                          ===============   ==============   ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Non-cash financing and investing activities:
      Note payable paid by issuance of common stock                       $1,000,000               $0         $1,000,000
                                                                          ===============   ==============   ====================
      Investment in subsidiary                                              $(12,046)              $0           $(12,046)
                                                                          ===============   ==============   ====================
      Interest on note payable                                               $17,825               $0            $17,825
                                                                          ===============   ==============   ====================
      Forgiveness of interest on note payable                               $(17,825)              $0           $(17,825)
                                                                          ===============   ==============   ====================


     The accompanying notes are an integral part of the financial statements

                           COMPOSITE SOLUTIONS, INC.
                        (f/k/a JS BUSINESS WORKS, INC.)
                       (A Development Stage Enterprise)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) THE COMPANY Composite Solutions, Inc, f/k/a JS Business Works, Inc., is a Florida chartered development stage corporation which conducts business from its headquarters in San Diego, California. The Company was incorporated on October 20, 1997.

         The Company has not yet engaged in its expected operations. The Company's future operations include plans to market unique, innovative and affordable high technology products and processes for utilization in key areas of existing and new construction. Current activities include raising additional capital and negotiating with potential key personnel and facilities. There is no assurance that any benefit will result from such activities. The Company will not receive any operating revenues until the commencement of operations, but will nevertheless continue to incur expenses until then.

         The following summarize the more significant accounting and reporting policies and practices of the Company:

         (b) BASIS OF PRESENTATION On June 17, 1999, the Company entered into a Share Exchange Agreement with Composite Solutions, Inc., a Nevada corporation, headquartered in San Diego, California. The business combination was closed on June 30, 1999 and is a reverse merger that is accounted for as a reorganization of Composite Solutions, Inc., a Nevada corporation. The consolidated financial statements include the accounts of CSI, a Nevada company, its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

         (c) USE OF ESTIMATES The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

         (d) START-UP COSTS Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

         (e) NET INCOME (LOSS) PER SHARE Basic loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.

         (f) COMPENSATION FOR SERVICES RENDERED WITH STOCK The Company issues shares of common stock, in exchange for services rendered. The cost of the services are valued according to generally accepted accounting principles based upon estimated fair value of such stock or service and have been charged to operations.

         (g) PROPERTY AND EQUIPMENT All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

         (h) INTANGIBLE ASSETS Intangible assets are recorded at historical cost and amortized, beginning on the date the asset is placed in service, over the estimated useful life. The cost of software intended to be sold or licensed to others has been capitalized in accordance with Statement of Financial Accounting Standards (SFAS) 86, and will be amortized at the greater of the ratio to estimated future gross revenue or the straight-line method.

(2) NOTE RECEIVABLE-SHAREHOLDER A note in the amount of $10,000 was advanced to a shareholder of the Company. The note receivable bore interest at the rate of 9.0% per annum and was due on demand. Accrued interest at September 30, 1998 was $263 and is presented in Accrued interest - shareholder. The loan principal and accrued interest were paid in full in fiscal 1999.

(3) INTANGIBLE ASSETS In April 1999, the Company entered into a license agreement with the Regents of the University of California-San Diego,
         (UCSD), for a license under patent rights to make, use, sell, offer for sale, import licensed products, practice licensed methods, and use technology. A license fee of $40,000 was paid upon execution of the agreement. Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of the licensed products. The Company must also pay for one half of all past and future patent costs, which totaled $7,362 during the period ended September 30, 1999. Also, the Company is obligated to pay certain fees and royalties for any executed sub-license arrangements. As of September 30, 1999, there were no such arrangements.

         In August 1999, the Company entered into a second license agreement with UCSD under patent rights to make, use, sell, offer for sale, and import licensed products and to practice licensed methods and to use technology. A license fee in the amount of $5,000 was paid upon execution of the agreement. Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales and certain fees and royalties for any executed sub-license agreements. In addition, the Company is obligated to pay for one-half of all past and future patent costs. As of September 30, 1999, past patent costs payable have been recorded as follows:


                Due Year Ending September 30,
         2000 (included in Accounts payable - trade)          $27,547
         2001 (Long-term obligation)                           13,773
                                                              -------
                                                              $41,320
                                                              -------
                                                              -------


         In January 1999, the Company acquired certain intangible assets from Trans-Science Corporation (TSC), a company under common control. Fire test data, concerning the overlay systems in the form of technical reports from an independent laboratory in New York performed prior to the Company's inception, was purchased from TSC, at their cost, for $13,979 in cash.

         Also, in January 1999, TSC sold, assigned and transferred all of its rights, title and interest to the Earthquake Retrofit Design Software to the Company for $330,000 in cash. This purchase price is an amount significantly less than the cost incurred by TSC. In addition, during the period ended September 30, 1999, the Company paid TSC $90,000 for upgrade services on this software.

         There was no amortization expense incurred during the period ended September 30, 1999, as these intangible assets have not yet been placed in service.

(4) STOCKHOLDERS' EQUITY The Company has authorized 50,000,000 shares of
         $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 14,500,000 and 0 shares of common and preferred stock issued and outstanding, respectively, at September 30, 1999. On October 21, 1997, the Company issued 1,601,000 shares to its President for the value of services rendered in connection with the organization of the Company. In April 1998, the Company issued 646,000 shares of common stock under Regulation D offerings in exchange for $20,200 in cash. The Company paid $4,500 of legal expenses in connection with these offerings. Also in April 1998, the Company issued 49,500 shares, to its Executive Vice President for value of services rendered of $2,475.

         On June 25, 1999, the Company completed a 9.229876 shares for 1 share forward split. Retroactive effect to this split has been given in the accompanying financial statements. On June 25, 1999, the Company received 7,896,410 shares contributed back to the Company. On June 30, 1999, the Company issued 1,000,000 shares to acquire 100% of the issued and outstanding common stock of Composite Solutions, Inc., (a Nevada corporation). On June 30, 1999, the Company issued 200,000 shares in settlement of its subsidiary note payable with a principal balance of $1,000,000 and accrued interest of $17,825.

(5) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $575,000 expiring at September 30, 2019.

         The amount recorded as deferred tax assets as of September 30, 1999 is approximately $221,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(6) RELATED PARTIES See Note (2) for disclosure of note receivable-related party. See Note (3) for disclosure of related party intangible assets. See Note (4) for issuance of stock for services rendered by related parties. These amounts, totaling $2,635, were charged to Professional fees - related party.

         In June 1999, the Company advanced funds in the amount of $4,950 to an officer of the Company for certain moving expenses. As of September 30, 1999, the amount has been repaid. At September 30, 1999, the Company owed certain of its officers a total of $2,179 for reimbursement of certain Company- related expenses. This amount is presented in Accounts payable - officers.

         As of January 1999, the Company shares office space and certain related expenses with TSC, a company under common control. The Company remits their portion of the lease payment directly to an independent lessor. Rent expense totaled $37,800 for the period ended September 30, 1999. Total payments to TSC for office expenses were $2,734 during the period ended September 30, 1999. At September 30, 1999, the Company owed TSC a total of $730 for utilities. This amount is presented in Accounts payable - related party.

         During the period ended September 30, 1999, the Company was advanced funds from the then president and majority shareholder of the Company. At September 30, 1999, the advance has been paid.

(7) GOING CONCERN The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $574,850 accumulated from October 20, 1997 (Inception) through September 30, 1999. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

         In October 1999, the Company began efforts to raise $2,000,000 through a private placement limited offering of 2,000,000 shares of common stock priced at $1.00 per share. See Note 8.

(8) SUBSEQUENT EVENTS

         a) COMMITMENTS AND CONTINGENCIES In November 1999, the Company and TSC, a company under common control, entered into an operating lease for its offices. The lease term ends November 2002. Future minimum payments under the lease are as follows:


                           2000             $ 65,664
                           2001               85,133
                           2002               87,898
                           2003               22,188
                                            --------
                                            $260,883
                                            --------
                                            --------


         In addition, the Company will be obligated to share operating expenses, with calendar year 2000 being a base year.

         b) STOCKHOLDERS' EQUITY In December 1999, a trustee shareholder surrendered 4,300,000 shares which have been cancelled. In December 1999, the Company issued 320,000 shares of common stock under a private placement in exchange for $320,000 cash.

                                                     PART III

               ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                    PERSONS

               EXECUTIVE OFFICERS AND DIRECTORS

                    The persons who were directors and/or executive officers of the Company at September 30, 1999 are identified in the following table. Upon completion of the acquisition of CSI Nevada on June 30, 1999, all of the then directors and officers of the Company at the time tendered their resignations.

Name                 Positions (Held Since)          Address
----                 ----------------------          -------

Gilbert A. Hegemier  Director and                    3655 Nobel Drive, Suite 440
                     Chairman of theBoard (6/99)     San Diego, CA 92122
                     President (CSI-NV 12/98--6/99)

Donald Nicholson     Director, Chief Executive       3655 Nobel Drive, Suite 440
                     Officer, President and Interim  San Diego, CA 92122
                     Chief Financial Officer (10/99)
                     Vice President and
                     Chief Operating Officer (6/99)

Thomas Burke         Director, President and Chief   PO Box 7364
                     Executive Officer (6/99-10/99)  Newport Beach, CA 92660


          Each director will serve until the next annual meeting of shareholders, and thereafter if reelected. All corporate officers serve at the pleasure of the Board.

          GILBERT A. HEGEMIER, PH.D. - CHAIRMAN. Dr. Hegemier is one of the developers of the composite overlay technology and has served as the Company's Chairman since June 1999. Dr. Hegemier also served as President of CSI Nevada from December 1998 through June 1999. Dr. Hegemier has served as a professor at the University of California, San Diego since 1968, where he currently serves as a Professor of Structural Engineering and also serves as Director of The Powell Structural Systems Laboratory. Since 1980, Dr. Hegemier has also served as President and CEO of Trans-Science Corporation, a high technology organization that creates simulation programs and advanced material models for the Department of Defense in a wide range of technical areas.

          DONALD NICHOLSON - DIRECTOR, PRESIDENT, CHIEF EXECUTIVE OFFICER AND INTERIM CHIEF FINANCIAL OFFICER. Mr. Nicholson has served as the Company's Director, Chief Executive Officer, President and Interim Chief Financial Officer since October 1999. From June through September 1999, Mr. Nicholson served as Vice President and Chief Operating Officer of the Company. In addition to his duties as an officer and director of the Company, since 1996 Mr. Nicholson has served as a management consultant and a director of various companies, including Kensington Resources Ltd, Shiega Resources Corporation, Pan Asia Mining Corporation, AGC Americas Gold

          Corporation, and Parkcrest Explorations Ltd. Prior to 1996, he served as President and Chief Executive Officer for Yarrows Limited in Vancouver/Victoria, British Columbia. Mr. Nicholson serves as a director for Quantum Technology Corporation (OTC.BB), a software development company, and American Bullion Corporation (TSE), a Canadian mineral exploration company.

          THOMAS BURKE. Thomas Burke served as the Company's President, CEO and as director of the Company from June 30, 1999 through October 21, 1999. Over the past five years Mr. Burke has served as an independent construction consultant, including rendering services as a forensic expert witness in litigation regarding construction defects.

          COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. The Company has been informed that none of Mr. Nicholson, Dr. Hegemier or Mr. Burke filed a Form 3 within the prescribed period following the date on which such person became and officer, director or 10% beneficial owner of the Company's outstanding Common Stock.

ITEM 10.  EXECUTIVE COMPENSATION

          The following table sets forth information concerning compensation of the Chief Executive Officer of the Company and each other executive officer who received annual compensation in excess of $100,000 for the fiscal year ended September 30, 1999:

                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION
                                              -------------------
                                       FISCAL                                   ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR         SALARY      BONUS       COMPENSATION(1)
---------------------------            ------        ------      -----       ---------------

Donald Nicholson                        1999        $29,667       $ -0-         $ --
   President, Chief Executive
   Officer, Interim CFO

Gilbert A. Hegemier                     1999        113,750         -0-           --
   Chairman and Former
   President

Thomas Burke                            1999         52,000         -0-           --

-----------
(1) Perquisites and other personal benefits did not in the aggregate reach the lesser of $50,000 or 10% of the total annual salary and bonus reported in this table for any named executive officer.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1999, for
(i) each of the Company's directors, (ii) by each of the executive officers identified in the Summary Compensation Table, (iii) all executive officers and directors of the Company as a group and (iv) each person who is known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock. The Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

                          SHARES BENEFICIALLY OWNED(1)

                                                 NUMBER OF              PERCENT
     NAME(2)                                    SHARES (1)              OWNED(3)
     -------                                    ----------              --------
Donald Nicholson                                 1,000,000                  9.5%

Gilbert A. Hegemier                              3,051,282                 29.0%

Thomas Burke                                     1,000,000 (4)              9.5%

All current directors and                        4,051,282                38.51%
executive officers as a group
(2 persons)

--------------------

(1) Shares of Common Stock which the person has the right to acquire within 60 days of December 31, 1999 are deemed outstanding in calculating the percentage of ownership of the persons, but not deemed outstanding as to any other person.
(2) The business address of each of Mr. Nicholson and Mr. Hegemier is c/o the Company. The address of Mr. Burke is his mailing address.
(3) Percentages based on 10,520,000 shares of Common Stock outstanding as of December 31, 1999.
(4) Based on representations made by Mr. Burke as to his direct and indirect ownership of shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          TRANSACTIONS WITH DR. GILBERT HEGEMIER AND AFFILIATES

          Dr. Gilbert A. Hegemier is President, Chief Executive Officer and a principal shareholder of Trans-Science Corporation. The Company acquired key items of its technology from that entity, which it purchased for substantial cash payments. The Company also has a strategic business relationship with Trans-Science under which the Company is, and will continue, to be acquiring consulting services. Each of these situations result in obvious conflicts of interest. To minimize these conflicts, Mr. Hegemier, as an officer and member of the board, will defer to other officers and members in dealings with the entities in which he has a direct interest.

          The Company has acquired exclusive ownership of certain retrofit design software from Trans-Science Corporation. This software concerns the retrofit of building and bridge columns via composite overlays. The software rights, which includes the source code and copyrights, were acquired from Trans-Science Corporation, an affiliate of Dr. Hegemier, in consideration for the payment of $330,000 cash.

Subsequent to this purchase, the Company paid Trans-Science Corporation $90,000 for upgrades to the software.

          In addition, the Company has also acquired the fire technical data reports regarding the overlay systems in consideration of the payment to Trans-Science Corporation in the approximate amount of $14,000.

          Dr. Hegemier is a full-time professor and staff member with the University of California, San Diego, Department of Engineering, as well as Director of The Powell Structural Systems Laboratory, which is the University's testing laboratory for materials and technologies in the area which the Company operates. In that position, he is responsible to the University and all entities dealing with it to be open, fair and even handed in his research, testing and public information. He cannot provide preference to the Company or its clientele, even though he is the largest single stockholder and principal of the Company.


          LICENSES WITH THE UNIVERSITY OF CALIFORNIA

          The University of California is the holder of a patent for the Retrofit and Repair of Concrete and Masonry Walls from the inventions made in the course of research by Prof. Gilbert A. Hegemier and his associates. On April 20, 1999, the Company entered into a License Agreement with the University of California, San Diego, under which the University granted to the Company a license for that patent. That document grants the Company a license to use that technology throughout the world for the life of the patent. In consideration, the Company paid a licencing fee of $40,000 and is to pay royalty fees of 1.5% of its net sales revenues. Under the terms of the agreement, the Company must also pay one-half of all past and future patent costs. The license is co-exclusive with one other third party licensee. That third party licensee does not have access to the other ancillary technology, has not recently been active in the retrofit/repair business and is subject to a default notice by the University. In the event of a termination of that license, the University has expressed its willingness to negotiate in good faith with the Company to reach an arrangement in which the Company would be the exclusive licensee for that technology.

          The University of California has developed certain proprietary technology for the Carbon Shell System from the inventions made in the course of research by Prof. Gilbert A. Hegemier and his associates. On August 4, 1999, the Company entered into a License Agreement with the University of California, San Diego, under which the University granted to the Company a co-exclusive license throughout the part of the world the Company designates(after payment of costs) for that technology. In consideration, the Company paid a licencing fee of $5,000 and is to pay royalties of 1.5% of its net sales revenues. Under the terms of the agreement, the Company must also pay one-half of all past and future patent costs.

          RESTRUCTURING TRANSACTIONS

          In mid-June, 1999, the Company (whose name was then JS Business Works, Inc.) entered into a Share Exchange Agreement with Composite Solutions, Inc. which was then a privately held Nevada corporation of which Dr. Gilbert A. Hegemier was the principal shareholder. That Share Exchange Agreement provided, among other items for the Company, which is a Florida corporation, (i) to change its name to Composite Solutions, Inc., (ii) to split its stock and to enter into certain stock surrender-cancellations resulting in the Company having outstanding no more than 14,500,000 shares, (iii) to then acquire 100% of the outstanding stock of Composite Solutions, Inc. (the Nevada corporation) by issuing 1,000,000 new shares of the Company in exchange for the stock of the Nevada corporation; (iv) to elect a new board of directors to include those members now on the board. That Share Exchange Agreement was closed on June 30, 1999.

          Prior to that closing, the Company had obtained a line of credit from a private source to provide its operating funds. On June 30, 1999, that debt totaled $1,000,000. Immediately upon closing of the Share Exchange Agreement, the Company exchanged 200,000 shares of its common stock for cancellation of that debt.

          In December, 1999, Gilbert A. Hegemier, who held 6,800,000 shares of stock in trust for himself and others tendered all but 3,500,000 of those shares to the Company for cancellation. On December 17, 1999, Gilbert A. Hegemier distributed shares under the trust arrangement which left him with 3,051,282 shares.

          In December, 1999, the Company issued 320,000 shares of its stock at $1.00 per share in a private placement the proceeds of which were used for working capital.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)      EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

3.1               Articles of Incorporation of the Company, as amended*
3.2               Bylaws of the Company, as amended*
10.1              License Agreement with UCSD (Case No. SD96-103)
10.2              License Agreement with UCSD (Case No. SD96-040)
10.3              Share Exchange Agreement**
27                Financial Data Schedule

-------------------

* Incorporated by reference to the referenced document filed as an exhibit to the Company's Registration Statement on Form 10SB12G/A, Commission File No. 000-24551, filed on October 20, 1998.

** Incorporated by reference to the referenced document filed as an exhibit to the Company's Registration Statement on Form 8-K, Commission File No. 000-24551, filed on July 1, 1999.

         b.       Reports on Form 8-K.

                  On July 1, 1999, the Company filed a Current Report on Form 8-K (amended on August 30, 1999) relating to the Company's acquisition of CSI Nevada by way of an exchange of shares of the Company for all of the shares of CSI Nevada.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 12, 2000

                                             Composite Solutions, Inc.

                                             By: /s/ Don Nicholson
                                                 --------------------------
                                                 Don Nicholson,President and CEO

         Pursuant to the requirements of the Securities Exchange Act, of 1934 this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures                             Capacity                                       Date
----------                             --------                                       ----

/s/ Don Nicholson            President, Interim Chief Financial Officer,        January 12, 2000
-----------------
Don Nicholson                               Chief Executive Officer and
                                            Director

/s/ Gilbert A. Hegemier      Chairman of the Board                              January 12, 2000
-----------------------
Gilbert A. Hegemier