Form 10QSB
period 1999-12-31
COMPOSITE SOLUTIONS INC
filed 2000-02-11
CIK 1061822

Z


                        SECURITIES & EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

       [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File No. 000-24551
                                           ---------

                            COMPOSITE SOLUTIONS, INC.
                 (Name of Small Business Issuer in its Charter)

                    Florida                         65-0790758
         -----------------------------          ------------------
        State or other jurisdiction of            I.R.S. Employer
        incorporation or organization            Identification No.

         3655 Nobel Drive, Suite 440, San Diego, CA          92122
       -----------------------------------------------    -------
           Address of principal executive office           Zip Code

                    Issuer's telephone number: (858) 459-4843
                                               --------------




              -----------------------------------------------------
              Former name and address, if changed since last report

  Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to
        such filing requirements for the past ninety (90) days. Yes X   No
                                                                 ------   -----

  As of February 7, 2000, 10,520,000 shares of Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

        The following unaudited financial statements contain information regarding the results of operation and balance sheet of Composite Solutions, Inc., a Florida corporation formerly known as JS Business Works, Inc., for the period ending and as of December 31, 1999.

        Company's revenues for period ending December 31, 1999 were $0.00







                          INDEX TO FINANCIAL STATEMENTS




Consolidated Balance Sheets......................................................................F-2

Consolidated Statements of Operations............................................................F-3

Consolidated Statements of Stockholders' Equity..................................................F-4

Consolidated Statements of Cash Flows............................................................F-5

Notes to Consolidated  Financial Statements......................................................F-6


                            COMPOSITE SOLUTIONS, INC.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS


                                                                     December 31,      September 30,
                                                                         1999               1999
                                                                     (Unaudited)
                                                                  ----------------- ------------------
                              ASSETS
CURRENT ASSETS
  Cash                                                            $         133,570 $            8,811
  Prepaid expense                                                             1,690              4,226
  Other receivables - related party                                           3,889                  0
  Deposits                                                                    7,373                  0
                                                                  ----------------- ------------------

          Total current assets                                              146,522             13,037
                                                                  ----------------- ------------------

PROPERTY AND EQUIPMENT

     Computer equipment                                                      14,798             14,798
     Less: Accumulated depreciation                                          (2,888)            (1,655)
                                                                  ----------------- ------------------

          Net property and equipment                                         11,910             13,143
                                                                  ----------------- ------------------

INTANGIBLE ASSETS
     Technical licenses                                                      95,678             93,682
     Fire test data - related party                                          13,979             13,979
     Software - related party                                               420,000            420,000
                                                                  ----------------- ------------------

          Total intangible assets                                           529,657            527,661
                                                                  ----------------- ------------------

Total Assets                                                      $         688,089 $          553,841
                                                                  ================= ==================

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable - trade                                       $          74,425 $           90,630
   Accrued payroll and related liabilities                                   22,576             17,999
                                                                  ----------------- ------------------
          Total current liabilities                                          97,001            108,629
                                                                  ----------------- ------------------

NON-CURRENT LIABILITIES
   Long-term obligation                                                      13,773             13,773
                                                                  ----------------- ------------------
          Total non-current liabilities                                      13,773             13,773
                                                                  ----------------- ------------------

Total Liabilities                                                           110,774            122,402
                                                                  ----------------- ------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, authorized 10,000,000
   shares, 0 issued and  outstanding                                              0                  0
  Common stock, $0.0001 par value, authorized 50,000,000
   shares; issued and outstanding 10,520,000 in December
  1999, and 14,500,000 in September 1999                                      1,052              1,450
  Additional paid-in capital                                              1,325,237          1,004,839
  Deficit accumulated during the development stage                         (748,974)          (574,850)
                                                                  ----------------- ------------------

          Total stockholders' equity                                        577,315            431,439
                                                                  ----------------- ------------------

Total Liabilities and  Stockholders' Equity                       $         688,089 $          553,841
                                                                  ================= ==================


                            COMPOSITE SOLUTIONS, INC.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          For the Three       For the Three        Cumulative
                                                              Months             Months         October 20, 1997
                                                              Ended               Ended           (Inception)
                                                           December31,         December 31,         through
                                                               1999               1998            December 31,
                                                                                                      1999
                                                        ------------------ ------------------- ------------------
REVENUES                                                $                0 $                 0 $                0
                                                        ------------------ ------------------- ------------------

OPERATING EXPENSES
     Consulting fees                                                     0                   0             81,100
     Depreciation                                                    1,233                   0              2,888
     General and administrative expenses                            91,714                  15            236,091
     Organizational expenses                                             0                   0                514
     Professional fees - related party                              10,153                   0             36,037
     Professional fees - other                                       2,500                                 15,141
     Salaries - employees                                           68,035                   0            388,696
     Miscellaneous expense                                           1,742                   0              1,742
                                                        ------------------ ------------------- ------------------

          Total expenses                                           175,377                  15            762,209
                                                        ------------------ ------------------- ------------------

 Loss from operations                                             (175,377)                (15)          (762,209)
                                                        ------------------ ------------------- ------------------

OTHER INCOME (EXPENSE)
     Interest income                                                 1,253                 230              7,202
     Interest expense                                                    0                   0            (17,825)
     Gain on forgiveness of debt                                         0                   0              4,861
     Interest income - forgiveness of note                               0                   0             17,825
     Loss on forgiveness of debt                                         0                   0            (11,021)
                                                        ------------------ ------------------- ------------------
          Total other income (expense)                               1,253                 230              1,042
                                                        ------------------ ------------------- ------------------

Net loss                                                $         (174,124) $              215  $        (761,167)
                                                        ================== =================== ==================

Basic net loss per weighted average share               $            (0.01) $            (0.00) $           (0.04)
                                                        ================== =================== ==================

Weighted average number of shares                               13,807,826           2,039,224         17,195,291
                                                        ================== =================== ==================


     The accompanying notes are an integral part of the financial statements

                            COMPOSITE SOLUTIONS, INC.
                        (A Development Stage Enterprise)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                                                       DEFICIT
                                                                                                     ACCUMULATED
                                                                                       ADDITIONAL     DURING THE         TOTAL
                                                        NUMBER OF        COMMON          PAID-IN      DEVELOPMENT     STOCKHOLDERS'
                                                         SHARES           STOCK          CAPITAL         STAGE           EQUITY
                                                       -----------     -----------     -----------     -----------     -----------
BEGINNING BALANCE, September 30, 1998                   21,196,410           2,120          16,215         (12,193)          6,142

   6/25 - shares contributed                            (7,896,410)           (790)            790               0               0
   Pre-acquisition income                                        0               0               0              47              47
   6/30 - shares issued for acquisition                  1,000,000             100         (12,146)         12,146             100
   6/30 - shares issued for payment of note payable        200,000              20         999,980               0       1,000,000


Net loss                                                         0               0               0        (574,850)       (574,850)
                                                       -----------     -----------     -----------     -----------     -----------

BALANCE, September 30, 1999                             14,500,000     $     1,450     $ 1,004,839     $  (574,850)    $   431,439
                                                       -----------     -----------     -----------     -----------     -----------

   12/99 - Shares issued for cash ($0.0001)                320,000              32         319,968               0         320,000
   12/99 - Shares surrendered                           (4,300,000)           (430)            430               0               0


Net loss                                                         0     $         0     $         0     $  (174,124)    $  (174,124)
                                                       -----------     -----------     -----------     -----------     -----------

BALANCE, December 31, 1999 (Unaudited)                  10,520,000     $     1,052     $ 1,325,237     $  (748,974)    $   577,315
                                                       ===========     ===========     ===========     ===========     ===========


     The accompanying notes are an integral part of the financial statements

                            COMPOSITE SOLUTIONS, INC.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              For the Three    For the Three  Cumulative October 20,
                                                                                  Months           Months        1997 (Inception)
                                                                                  Ended            Ended             through
                                                                               December 31,      December 31,       December 31,
                                                                                   1999             1998               1999
                                                                               --------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $  (174,124)     $       215      $   (761,167)
  Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation                                                                  1,233                0            2,888
          Stock issued for services                                                         0                0            2,635
          Stock issued in lieu of cash                                                      0                0              100
          Pre-acquisition income                                                            0                0               47
  Changes in operating assets and liabilities:
          (Increase) decrease in accrued interest - shareholder                             0             (230)               0
          (Increase) decrease other receivables- related party                         (3,889)               0           (3,889)
          (Increase) decrease in prepaid expense                                        2,536                0           (1,690)
          (Increase) decrease deposits                                                 (7,373)               0           (7,373)
          Increase (decrease) accounts payable - trade                                (16,205)               0           74,425
          Increase (decrease) accrued payroll and related liabilities                   4,577                0           22,576
          Increase (decrease) long-term accounts payable obligation                         0                0           13,773
                                                                                  -----------      -----------      -----------
Net cash used by operating activities                                                (193,245)             (15)        (657,675)
                                                                                  -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                        0                0          (14,798)
  Acquisition of intangible assets                                                     (1,996)               0         (529,657)
  (Issuance) repayment of note receivable - related party                                   0                0                0
                                                                                  -----------      -----------      -----------
Net cash used by investing activities                                                  (1,996)               0           (1,996)
                                                                                  -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                                         320,000                0          320,000
  Proceeds from note payable                                                                                 0        1,000,000
                                                                                  -----------      -----------      -----------
Net cash provided by financing activities                                             320,000                0          320,000
                                                                                  -----------      -----------      -----------
Net increase in cash                                                                  124,759              (15)        (339,671)

CASH, beginning of period                                                               8,811              379                0
                                                                                  -----------      -----------      -----------

CASH, end of period                                                               $   133,570      $       364      $   133,570
                                                                                  ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Non-cash financing and investing activities:
      Note payable paid by issuance of common stock                               $ 1,000,000      $         0     $ 1,000,000
                                                                                  ===========      ===========     ===========
      Investment in subsidiary                                                    $   (12,046)     $         0     $   (12,046)
                                                                                  ===========      ===========     ===========
      Interest on note payable                                                    $    17,825      $         0     $    17,825
                                                                                  ===========      ===========     ===========
      Forgiveness of interest on note payable                                     $   (17,825)     $         0     $   (17,825)
                                                                                  ===========      ===========     ===========


The accompanying notes are an integral part of the financial statements

                            COMPOSITE SOLUTIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

         The following summarize the more significant accounting and reporting policies and practices of the Company:

         (b) BASIS OF PRESENTATION On June 17, 1999, the Company entered into a Share Exchange Agreement with Composite Solutions, Inc., a Nevada corporation, headquartered in San Diego, California. The business combination was closed on June 30, 1999 and is a reverse merger that is accounted for as a reorganization of Composite Solutions, Inc., a Nevada corporation. The consolidated financial statements include the accounts of CSI, a Nevada company, its wholly owned subsidiary. Inter-company accounts and transactions have been eliminated in consolidation.

         (c) USE OF ESTIMATES The financial statements for the three months ended December 31, 1999 and 1998 include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

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

                            COMPOSITE SOLUTIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         (h) INTANGIBLE ASSETS Intangible assets are recorded at historical cost and amortized, beginning on the date the asset is placed in service, over the estimated useful life. The cost of software intended to be sold or licensed to others has been capitalized in accordance with Statement of Financial Accounting Standards (SFAS) 86, and will be amortized at the greater of the ratio to estimated future gross revenue or the straight-line method .


(2) INTANGIBLE ASSETS In April 1999, the Company entered into a license agreement with the Regents of the University of California-San Diego,
         (UCSD), for a license under patent rights to make, use, sell, offer for sale, import licensed products, practice licensed methods, and use technology. A license fee of $40,000 was paid upon execution of the agreement. Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of the licensed products. The Company must also pay for one half of all past and future patent costs, which totaled $7,811 as of December 31, 1999. Also, the Company is obligated to pay certain fees and royalties for any executed sub-license arrangements. As of December 31, 1999, there were no such arrangements.

         In August 1999, the Company entered into a second license agreement with UCSD under patent rights to make, use, sell, offer for sale, and import licensed products and to practice licensed methods and to use technology. A license fee in the amount of $5,000 was paid upon execution of the agreement. Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales and certain fees and royalties for any executed sub-license agreements. In addition, the Company is obligated to pay for one-half of all past and future patent costs. As of December 31, 1999, past patent costs payable have been recorded as follows:


                         Due Period Ending December 31,
                 2000 (included in Accounts payable - trade)          $         27,547
                 2001 (Long-term obligation)                                    13,773
                                                                      ----------------
                                                                      $         41,320
                                                                      ================


         In January 1999, the Company acquired certain intangible assets from Trans-Science Corporation (TSC), a company under common control. Fire test data, concerning the overlay systems in the form of technical reports from an independent laboratory in New York performed prior to the Company's inception, was purchased from TSC, at their cost, for $13,979 in cash.

         Also, in January 1999, TSC sold, assigned and transferred all of its rights, title and interest to the Earthquake Retrofit Design Software to the Company for $330,000 in cash. This purchase price is an amount significantly less than the cost incurred by TSC. In addition, the Company paid TSC $90,000 for upgrade services on this software.

         There was no amortization expense incurred during the period ended December 31, 1999, as these intangible assets have not yet been placed in service.

                            COMPOSITE SOLUTIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

         On June 25, 1999, the Company completed a 9.229876 shares for 1 share forward split. Retroactive effect to this split has been given in the accompanying financial statements. On June 25, 1999, the Company received 7,896,410 shares contributed back to the Company. On June 30, 1999, the Company issued 1,000,000 shares to acquire 100% of the issued and outstanding common stock of Composite Solutions, Inc., (a Nevada corporation). On June 30, 1999, the Company issued 200,000 shares in settlement of its subsidiary note payable with a principal balance of $1,000,000 and accrued interest of $17,825. In December 1999, a trustee shareholder surrendered 4,300,000 shares which have been cancelled. In December 1999, the Company issued 320,000 shares of common stock under a private placement in exchange for $320,000 in cash.

(4) OPERATING LEASE In November 1999, the Company and TSC, a company under common control, entered into an operating lease for its offices. The lease term ends November 2002. Future minimum payments under the lease are as follows:


                                 2000   $         83,290
                                 2001             86,059
                                 2002             81,101
                                        ----------------
                                        $        250,450
                                        ================


         In addition, the Company will be obligated to share operating expenses, with calendar year 2000 being a base year.

(5) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $174,000, $575,000 and $12,000 expiring at September 30, 2020, 2019 and 2018, respectively.

         The amount recorded as deferred tax asset as of December 30, 1999 is approximately $195,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                            COMPOSITE SOLUTIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(6) RELATED PARTIES See Note (2) for disclosure of related party intangible assets. See Note (3) for issuance of stock for services rendered by related parties. These amounts, totaling $2,635, were charged to Professional fees - related party.

         From January 1999 through November 1999, the Company shared office space and certain related expenses with TSC, a company under common control ("TSC"). Rent was paid directly to an independent lessor and TSC was reimbursed for the Company's share of office expenses. During the period October 1999 to November 1999, rent expense totaled $2,536 and TSC was reimbursed $730 for utilities.

         Beginning November 1999, the Company shares office space and certain expenses with TSC, whereby the Company pays the rent under a new lease (see Note 4 ) and the office expenses, and TSC reimburses the company. As of the period ended December 31, 1999, TSC owes the company $3,883 for its share of rent and office expenses. This amount is presented in Accounts receivable - related party.



(7) GOING CONCERN The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $748,974 accumulated from October 20, 1997 (Inception) through December 31, 1999. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

         In October 1999, the Company began efforts to raise $2,000,000 through a private placement limited offering of 2,000,000 shares of common stock priced at $1.00 per share. See Note 3.

                            COMPOSITE SOLUTIONS, INC.
                        (A Development Stage Enterprise)


                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

              For the Three Months Ended December 31, 1999 and 1998

ITEM 2. PLAN OF OPERATION

For the period from inception (October 20, 1997) through December 31, 1999, the Company had no revenues from operations and had no significant business operations other than organizational and capital raising activities.

On June 30, 1999, the Company consummated a reverse acquisition pursuant to which the Company acquired CSI Nevada, a developer of construction technology. Since the date of such acquisition, the Company's business activities have consisted of research and development and marketing activities relating to the development of the Company's construction technology and services.

Utilizing the technology of the CSI - Nevada Company, the Company intends to complete CSI -Nevada's development of an affordable high-technology method for the retrofit/repair of buildings and other structures. This technology is based upon the application of a composite material that is layered over existing surfaces. This "composite overlay" is designed to be applied to key areas of buildings and other structures to repair damage or to add structural integrity. The Company believes that the simplicity of the overlay applications, and the reduced cost and time to apply, has the potential to revolutionize the way retrofit/repairs are done and will provide a solution to many structures that would have otherwise been torn down or rebuilt completely. This overlay, which is created by impregnating a carbon or glass fabric with a chemical resin, and then "wallpapering" this combination to a structural surface, is appropriate for concrete, masonry, and wood, and can be used to accomplish a variety of structural objectives including: earthquake retrofit and damage repair, defect repair, loan capacity increase, and structural hardening to protect against bomb blasts.

The Company intends to market a method for new construction, called the Carbon Shell System ("CSS"). CSS combines conventional civil construction techniques and advanced carbon fiber reinforced polymer matrix composites to provide a pre-manufactured advanced composite tube which is filled with concrete depending on the strength, stiffness and stability requirements for the structural component. In the CSS, the carbon shells are joined and filled with concrete on site. The lightweight tubes will allow for rapid field construction without the need for heavy lifting equipment. This, as well as the lack of cumbersome rebar cages, offers the potential for reduced construction costs and time. The Company believes CSS is applicable for a variety of common structural components, including columns, girders, and beams.

In fiscal 2000, the Company is continuing the development of its technology and has begun active marketing to the construction industry. In order to facilitate such marketing efforts, the Company expects to seek additional capital through the sale of debt or equity securities or a combination thereof. The Company may also seek to add more sales and marketing personnel in order to accelerate the marketing of its products and services.

The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern, as reflected by the net losses accumulated from inception through December 31, 1999. The Company currently does not have sufficient capital resources to effectively pursue its plan of operation or continue its operations over the next twelve months. The ability of the Company to continue as a going concern will be dependent upon obtaining additional capital and financing in order to support its marketing and sales activities. The Company is currently seeking additional capital to allow it to implement its business plan. However, no assurances can be given that the Company will be successful in raising such additional capital or other financing or that the Company will be successful in implementing its business plan even if adequate financing is obtained.

To the extent that the Company is successful in its financing activities, the Company intends to devote substantially all of its financial resources towards the marketing of its technology and services to the construction industry. Capital will also be used for corporate and administrative expenses and general working capital.

                  FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-QSB, the words "expects," "intends," "anticipates," "plans," "projects" and "estimates," and analogous or similar expressions are intended to identify forward-looking statements. Such statements, which include statements contained in Item 2 hereof, are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. For a discussion of certain of such risks, see the subsection of Item 1 entitled "Risk Factors" in the Annual Report 10KSB for September 30, 1999.

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-QSB. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows

27.1 *   Financial Data Schedule

-------------------
* Filed herewith

(b) not applicable
                                       14

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Date: February 11, 2000

                            Composite Solutions, Inc.



                        By:/s/ Don Nicholson
                           -------------------------------------
                           Don Nicholson, CFO, (Principal Accounting Officer)