Form 10QSB
period 2000-03-31
COMPOSITE SOLUTIONS INC
filed 2000-05-17
CIK 1061822

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

/ / TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 000-24551
                   -----------

                            COMPOSITE SOLUTIONS, INC.
                            -------------------------
                 (Name of Small Business Issuer in its Charter)

          Florida                                                   65-0790758
------------------------------                                      ----------
State or other jurisdiction of                                 I.R.S. Employer
incorporation or organization                               Identification No.

3655 Nobel Drive, Suite 440, San Diego, California                      92122
--------------------------------------------------                      -----
Address of principal executive office                                 Zip Code

Issuer's telephone number:  (858) 459-4843
                            --------------


------------------------------------------------------------------------------
Former name and address, if changed since last report

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to
such filing requirements for the past ninety (90) days. Yes X     No
                                                           -----    -----

As of March 31, 2000 10,625,000 shares of Common Stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     The following unaudited financial statements contain information regarding the results of operation and balance sheet of Composite Solutions, Inc. a Florida corporation formerly known as JS Business Works, Inc., for the quarterly period ended and as of March 31, 2000.

     The Company's revenues for the quarter ended March 31, 2000 were $0.00.




                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Changes in Stockholders' Equity...................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Financial Statements................................................F-6

                                             COMPOSITE SOLUTIONS, INC.
                                             F/K/A J S BUSINESS WORKS
                                        (A Developmental Stage Enterprise)
                                            CONSOLIDATED BALANCE SHEETS



                                                                           March 31,    September 30,
                                                                             2000            1999
                                                                         -----------    -------------
                                                                         (unaudited)
                                ASSETS
CURRENT ASSETS
   Cash                                                                  $   102,747    $     8,811
   Advance receivable - related party                                          4,392              0
   Prepaid expense                                                            10,579          4,226
                                                                         -----------    -----------

     Total current assets                                                    117,718         13,037
                                                                         -----------    -----------

PROPERTY AND EQUIPMENT
   Computer equipment                                                         26,111         14,798
   Less: Accumulated depreciation                                             (4,121)        (1,655)
                                                                         -----------    -----------

         Net property and equipment                                           21,990         13,143
                                                                         -----------    -----------

INTANGIBLE ASSETS
   Technical licenses                                                        103,275         93,682
   Fire Test Data - related party                                             13,979         13,979
   Software - related party                                                  420,000        420,000
                                                                         -----------    -----------

         Total intangible assets                                             537,254        527,661
                                                                         -----------    -----------

Total Assets                                                             $   676,962    $   553,841
                                                                         ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable - trade                                              $    74,034    $    90,630
   Accrued payroll and related liabilities                                    16,934         17,999
                                                                         -----------    -----------

         Total current liabilities                                            90,968        108,629
                                                                         -----------    -----------

NON-CURRENT LIABILITIES
   Long-term obligation - related party                                       25,146         13,773
                                                                         -----------    -----------

         Total non-current liabilities                                        25,146         13,773
                                                                         -----------    -----------

Total Liabilities                                                            116,114        122,402
                                                                         -----------    -----------

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, authorized 10,000,000
      shares, none issued                                                          0              0
Common stock, $0.0001 par value, authorized 50,000,000
      shares, issued and outstanding 14,500,000 in 1999 and
      10,625,000 in 2000                                                       1,063          1,450
Additional paid-in capital                                                 1,430,226      1,004,839
Deficit accumulated during the development stage                            (870,441)      (574,850)
                                                                         -----------    -----------

Total Stockholders' Equity                                                   560,848        431,439
                                                                         -----------    -----------

Total Liabilities and Stockholders' Equity                               $   676,962    $   553,841
                                                                         ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                            COMPOSITE SOLUTIONS, INC
                              (f/k/a J S Business)
                         (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           Six Months Ended March 31, 2000
                                   (Unaudited)


                                                                                               Period from
                                                      For the Six         For the Six        October 27,1997
                                                         Months             Months             (Inception)
                                                         Ended              Ended                through
                                                     March 31, 2000    September 30, 1999     March 31, 2000
                                                     --------------    ------------------    ---------------
Revenues                                             $            0    $            0        $            0
                                                     --------------    ------------------    --------------

Expenses

    Consulting fees                                          23,347                15,000           104,447
    Depreciation                                              2,466                     0             4,121
    General and administrative expenses                     113,757                48,762           258,134
    Organizational fees                                           0                   115               514
    Professional fees - related party                             0                     0            25,884
    Professional fees - other                                15,797                 1,472            28,438
    Salaries - employees                                    142,068                68,914           462,729
                                                     --------------    ------------------    --------------

        Total expenses                                      297,435               134,263           884,267
                                                     --------------    ------------------    --------------

Loss from operations                                 $     (297,435)   $         (134,263)   $     (884,267)
                                                     ==============    ==================    ==============

OTHER INCOME (EXPENSE)
    Interest income                                           1,990                 1,148             7,939
    Interest expense                                           (146)                    0           (17,971)
    Gain on forgiveness of debt                                   0                     0             4,861
    Interest income - forgiveness of note                         0                     0            17,825
    Loss on forgiveness of debt                                   0                     0           (11,021)
                                                     --------------    ------------------    --------------

          Total other income (expense)                        1,844                 1,148             1,633
                                                     --------------    ------------------    --------------

Net loss                                             $     (295,591)   $         (133,115)   $     (882,634)
                                                     ==============    ==================    ==============

Basic net loss per weighted average share            $        (0.03)   $            (0.13)
                                                     ==============    ==================

Weighted average number of shares                        10,571,923             1,000,000
                                                     ==============    ==================

    The accompanying notes are an integral part of the financial statements.

                            COMPOSITE SOLUTIONS, INC.
                           (f/k/a J S Business Works)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (A Development Stage Enterprise)
                    Period from October 27, 1997 (Inception)
                             through March 31, 2000
                                    (Unaudited)


                                                                                                         DEFICIT
                                                                                                       ACCUMULATED
                                                                                         ADDITIONAL     DURING THE       TOTAL
                                                           NUMBER OF        COMMON        PAID-IN      DEVELOPMENT    STOCKHOLDERS'
                                                            SHARES          STOCK         CAPITAL         STAGE          EQUITY
                                                          -----------    -----------    -----------    -----------    -----------
BEGINNING BALANCE,
September 30, 1998                                         21,196,410    $     2,120    $    16,215    $   (12,193)   $     6,142

YEAR ENDED SEPTEMBER 31, 1999:
   6/25 - shares contributed                               (7,896,410)          (790)           790              0              0
   Pre-acquisition income                                           0              0              0             47             47
   6/30 - shares issued for acquisition                     1,000,000            100        (12,146)        12,146            100
   6/30 - shares issued for payment of note payable           200,000             20        999,980              0      1,000,000

Net loss                                                            0              0              0       (574,850)      (574,850)
                                                          -----------    -----------    -----------    -----------    -----------

BALANCE, September 30, 1999                                14,500,000          1,450      1,004,839       (574,850)       431,439
                                                          -----------    -----------    -----------    -----------    -----------

SIX MONTHS ENDED MARCH 31, 2000: (UNAUDITED)
   12/99 - shares issued for cash                             320,000             32        319,968              0        320,000
   12/99 - shares surrendered                              (4,300,000)          (430)           430              0              0
   02/00 - shares issued for cash                             105,000             11        104,989              0        105,000

Net loss                                                            0              0              0       (295,891)      (295,591)
                                                          -----------    -----------    -----------    -----------    -----------

BALANCE, March 31, 2000 (unaudited)                        10,625,000    $     1,063    $ 1,430,226    $  (870,741)   $   560,848
                                                          ===========    ===========    ===========    ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                            COMPOSITE SOLUTIONS, INC.
                           (f/k/a J S Business Works)
                         (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Six Months Ended March 31, 2000
                                   (Unaudited)

t

                                                                                                                    Period from
                                                                          For the Six         For the Six         October 27,1997
                                                                             Months              Months             (Inception)
                                                                             Ended               Ended                through
                                                                         March 31, 2000    September 30, 1999      March 31, 2000
                                                                         --------------    ------------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $     (295,591)   $         (133,115)    $     (882,634)
Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation                                                                   2,466                     0              4,121
   Stock issued for services                                                          0                     0              2,638
   Stock issued in lieu of cash                                                       0                   100                100
   Pre-acquisition income                                                             0                                       47
Changes in operating assets and liabilities:
   (Increase) decrease in advance receivable - related party                     (4,392)                    0             (4,392)
   (Increase) decrease in accrued interest - related parties                          0                     0                  0
   (Increase) decrease in prepaid expense                                        (6,353)                    0            (10,579)
   Increase (decrease) accounts payable - trade                                 (16,596)               26,186             74,034
   Increase (decrease) accrued expense                                                0                     0                  0
   Increase (decrease) accrued payroll and related liabilities                   (1,065)               35,594             16,934
                                                                         --------------    ------------------     ---------------

Net cash used by operating activities                                          (321,531)              (71,235)          (799,731)
                                                                         --------------    ------------------     ---------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                           (11,313)               (3,307)          (26,111)
   Acquisition of intangible assets                                              (9,593)             (343,979)         (537,254)
   (Issuance) repayment of note receivable - related party                            0                     0                 0
                                                                         --------------    ------------------     ---------------

Net cash used by financing activities                                           (20,906)             (347,286)         (563,365)
                                                                         --------------    ------------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                                  425,000                     0           440,700
   Proceeds from loan payable - related party                                    11,373                     0            25,143
   Proceeds from note payable                                                         0               550,000         1,000,000
                                                                         --------------    ------------------     -------------

Net cash provided by financing activities                                       436,373               550,000         1,465,843
                                                                         --------------    ------------------     -------------

Net increase in cash                                                             93,936               131,479           102,747

CASH, beginning of period                                                         8,811                     0                 0
                                                                         --------------    ------------------     -------------

CASH, end of period                                                      $      102,747    $          131,479     $     102,747
                                                                         ==============    ==================     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   Non-cash financing and investing activities:
      Note payable paid by issuance of common stock                      $            0    $                0     $   1,000,000
                                                                         ==============    ==================     =============
      Investment in subsidiary                                           $            0    $                0     $     (12,046)
                                                                         ==============    ==================     =============
      Interest on note payable                                           $            0    $                0     $      17,825
                                                                         ==============    ==================     =============
      Forgiveness of interest on note payable                            $            0    $                0     $     (17,825)
                                                                         ==============    ==================     =============


    The accompanying notes are an integral part of the financial statements.

                            COMPOSITE SOLUTIONS, INC.
                           (f/k/a J S Business Works)
                         (A development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Information with respect to the six months ended
                     March 31, 2000 and 1999 is unaudited)


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

     (f) PROPERTY AND EQUIPMENT All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

     (g) INTANGIBLE ASSETS Intangible assets are recorded at historical cost and amortized, beginning on the date the asset is placed in service, over the estimated useful life. The cost of software intended to be sold or licensed to others has been capitalized in accordance with Statement of Financial Accounting Standards (SFAS) 86, and will be amortized at the greater of the ratio to estimated future gross revenue or the straight-line method .

     (h) INTERIM FINANCIAL INFORMATION The financial statements for the six months ended March 31, 2000 and 1999 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

                            COMPOSITE SOLUTIONS, INC.
                         (F/K/A JS BUSINESS WORKS, INC.)
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2) INTANGIBLE ASSETS In April 1999, the Company entered into a license agreement with the Regents of the University of California-San Diego,
     (UCSD), for a license under patent rights to make, use, sell, offer for sale, import licensed products, practice licensed methods, and use technology. A license fee of $40,000 was paid upon execution of the agreement. Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of the licensed products. The Company must also pay for one half of all past and future patent costs, which totaled $12,390 during the period ended March 31, 2000. Also, the Company is obligated to pay certain fees and royalties for any executed sub-license arrangements. As of March 31, 2000, there were no such arrangements.

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


                Due Year Ending September 30,
           2000 (included in Accounts payable - trade)     $   27,547
           2001 (Long-term obligation)                         13,773
                                                           ----------
                                                           $   41,320
                                                           ==========


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

     There was no amortization expense incurred during the period ended March 31, 2000, as these intangible assets have not yet been placed in service.

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

     On June 25, 1999, the Company completed a 9.229876 shares for 1 share forward split. Retroactive effect to this split has been given in the accompanying financial statements. On June 25, 1999, the Company received 7,896,410 shares contributed back to the Company. On June 30, 1999, the Company issued 1,000,000 shares to acquire 100% of the issued and outstanding common stock of Composite Solutions, Inc., (a Nevada corporation). On June 30, 1999, the Company issued 200,000 shares in settlement of its subsidiary note payable with a principal balance of $1,000,000 and accrued interest of $17,825. In December 1999, a trustee shareholder surrendered 4,300,000 shares which have been canceled. In December 1999, the Company issued 320,000 shares of common stock under a private placement in exchange for $320,000 in cash. In February 2000, the Company issued 105,000 shares of common stock under a private placement in exchange for $105,000 in cash.

                            COMPOSITE SOLUTIONS, INC.
                         (F/K/A JS BUSINESS WORKS, INC.)
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(4) OPERATING LEASE In November 1999, the Company and TSC, a company under common control, entered into an operating lease for its offices. The lease term ends November 2002. Future minimum payments under the lease are as follows:


                          Fiscal Year 2000   $ 41,645
                          Fiscal Year 2001     85,367
                          Fiscal Year 2002     85,977
                          Fiscal Year 2003     14,746
                                             --------
                                             $227,735
                                             ========

(5) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $870,000 expiring at September 30, 2020.

     The amount recorded as deferred tax assets as of March 31, 2000 is approximately $348,000, which represents the amount of tax benefit of the loss carry-forward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

     On February 14, 2000, the Company issued a promissory note in exchange for an unsecured loan of $25,000 from a director. The note bears an interest rate of 7%. Subsequent to March 31, 2000, the Company repaid the loan plus accrued interest.

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

     In October 1999, the Company began efforts to raise $2,000,000 through a private placement limited offering of 2,000,000 shares of common stock priced at $1.00 per share. See Note 8. The private placement was closed on February 27, 2000 after raising $425,000 net. On March 10, 2000, the Company created a new private placement offering 300,000 shares of common stock at $1.50 per share. As of April 3, 2000, ($210,000 of shares had been subscribed.

ITEM 2. PLAN OF OPERATION

     For the period from inception (October 20, 1997) through March 31,2000 the Company had no revenues from operations and had no significant business operations other than organizational and capital raising activities.

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

     Utilizing the technology of CSI - Nevada Company, the Company intends to complete CSI Nevada's development of an affordable high-technology method for the retrofit/repair of buildings and other structures. This technology is based upon the application of a composite material that is layered over existing surfaces. This "composite overlay" is designed to be applied to key areas of buildings and other structures to repair damage or to add structural integrity. The Company believes that the simplicity of the overlay applications, and the reduced cost and time to apply, has the potential to revolutionize the way retrofit/repairs are done and will provide a solution to many structures that would have otherwise been torn down or rebuilt completely. This overlay, which is created by impregnating a carbon or glass fabric with a chemical resin, and the "wallpapering" this combination to a structural surface, is appropriate for concrete, masonry, and wood, and can be used to accomplish a variety of structural objectives including: earthquake retrofit and damage repair, defect repair, loan capacity increase, and structural hardening to protect against bomb blasts.

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

     In the last quarter the Company has continued the development of its technology and began active marketing of its technology and services to the construction industry. In order to facilitate such marketing efforts, the Company expects to seek additional capital through the sale of debt or equity securities or a combination thereof. The Company may also seek to add more sales and marketing personnel and strategic partner in order to accelerate the marketing of its products and services.

     The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern, as reflected by the net losses accumulated from inception through March 31, 2000. The Company currently does not have sufficient capital resources to effectively pursue its plan of operation or continue its operations over the next twelve months. The ability of the Company to continue as a going concern will be dependent upon obtaining additional capital and financing in order to support its marketing and sales activities. The Company is currently seeking additional capital to allow it to implement its business plan. However, no assurances can be given that the Company will be successful in raising such additional capital or other financing or that the Company will be successful in implementing its business plan even if adequate financing is obtained.

     To the extent that the Company is successful in its financing activities, the Company intends to devote substantially all of its financial resources towards the continued development and marketing of its technology and services to the construction industry. Capital will also be used for corporate and administrative expenses and general working capital.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(g) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

27.1   *   Financial Data Schedule
-------------------

*    Filed herewith

(b)  Not applicable

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2000

                                    Composite Solutions, Inc.


                                    By: /s/ Don Nicholson
                                        --------------------------------------
                                        Don Nicholson, President and CEO


                                    By:
                                        --------------------------------------
                                              , (principal accounting officer)