Form 10QSB/A
period 2000-03-31
COMPOSITE SOLUTIONS INC
filed 2000-05-26
CIK 1061822

                                  AMENDMENT
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB-A

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     The following unaudited financial statements contain information regarding the results of operation and balance sheet of Composite Solutions, Inc. a Florida corporation formerly known as JS Business Works, Inc., for the quarterly period ended as of March 31, 2000.

     The Company's revenues for the quarter ended March 31, 2000 were $0.00.




                          INDEX TO FINANCIAL STATEMENTS


Unaudited Consolidated Balance Sheets.......................................F-2

Unaudited Consolidated Statements of Operations.............................F-3

Unaudited Consolidated Statements of Changes in Stockholders' Equity........F-4

Unaudited Consolidated Statements of Cash Flows.............................F-5

Notes to Consolidated Financial Statements..................................F-6

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


                                                                                               Period from
                                                      For the Six         For the Six        October 27,1997
                                                         Months             Months             (Inception)
                                                         Ended              Ended                through
                                                     March 31, 2000      March 31, 1999      March 31, 2000
                                                     --------------      --------------      --------------
Revenues                                             $            0      $            0      $            0
                                                     --------------      --------------      --------------

Expenses

    Consulting fees                                          23,347              15,000             104,447
    Depreciation                                              2,466                   0               4,121
    General and administrative expenses                     113,757              48,762             258,134
    Organizational fees                                           0                 115                 514
    Professional fees - related party                             0                   0              25,884
    Professional fees - other                                15,797               1,472              28,438
    Salaries - employees                                    142,068              68,914             462,729
                                                     --------------      --------------      --------------

        Total expenses                                      297,435             134,263             884,267
                                                     --------------      --------------      --------------

Loss from operations                                 $     (297,435)     $     (134,263)     $     (884,267)
                                                     ==============      ==============      ==============

OTHER INCOME (EXPENSE)
    Interest income                                           1,990               1,148               7,939
    Interest expense                                           (146)                  0             (17,971)
    Gain on forgiveness of debt                                   0                   0               4,861
    Interest income - forgiveness of note                         0                   0              17,825
    Loss on forgiveness of debt                                   0                   0             (11,021)
                                                     --------------      --------------      --------------

          Total other income (expense)                        1,844               1,148               1,633
                                                     --------------      --------------      --------------

Net loss                                             $     (295,591)     $     (133,115)     $     (882,634)
                                                     ==============      ==============      ==============

Basic net loss per weighted average share            $        (0.03)     $        (0.13)
                                                     ==============      ==============

Weighted average number of shares                        10,571,923           1,000,000
                                                     ==============      ==============

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

                                                                                                                    Period from
                                                                          For the Six         For the Six         October 27,1997
                                                                             Months              Months             (Inception)
                                                                             Ended               Ended                through
                                                                         March 31, 2000      March 31, 1999        March 31, 2000
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


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) THE COMPANY Composite Solutions, Inc., f/k/a JS Business Works, Inc., is a Florida chartered development stage corporation which conducts business from its headquarters in San Diego, California. The Company was incorporated on October 20, 1997.

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

     The following summarizes the more significant accounting and reporting policies and practices of the Company:

     (b) BASIS OF PRESENTATION On June 17, 1999, the Company entered into a Share Exchange Agreement with Composite Solutions, Inc., a Nevada corporation, headquartered in San Diego, California. The business combination was closed on June 30, 1999 and is a reverse merger that is accounted for as a reorganization of Composite Solutions, Inc., a Nevada corporation. The consolidated financial statements include the accounts of CSI, a Nevada company, its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

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

                            COMPOSITE SOLUTIONS, INC.
                         (F/K/A JS BUSINESS WORKS, INC.)
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2) INTANGIBLE ASSETS In April 1999, the Company entered into a license agreement with the Regents of the University of California-San Diego,
     (UCSD), for a license under patent rights to make, use, sell, offer for sale, import licensed products, practice licensed methods, and use technology. The Company paid a license fee of $40,000 upon execution of the agreement. Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of the licensed products. The Company must also pay for one-half of all past and future patent costs, which totaled $12,390 during the period ended March 31, 2000. Also, the Company is obligated to pay certain fees and royalties for any executed sub-license arrangements. As of March 31, 2000, there were no such arrangements.

     In August 1999, the Company entered into a second license agreement with UCSD under patent rights to make, use, sell, offer for sale, and import licensed products and to practice licensed methods and to use technology. The Company paid a license fee of $5,000 upon execution of the agreement. Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales and certain fees and royalties for any executed sub-license agreements. In addition, the Company is obligated to pay for one-half of all past and future patent costs. As of September 30, 1999, past patent costs payable have been recorded as follows:

                Due Year Ending September 30, 1999
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

(3) STOCKHOLDERS' EQUITY The Company has authorized 50,000,000 shares of
     $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 14,500,000 and no shares of common and preferred stock issued and outstanding, respectively, at September 30, 1999. On October 21, 1997, the Company issued 1,601,000 shares to its President for the value of services rendered in connection with the organization of the Company. In April 1998, the Company issued 646,000 shares of common stock under Regulation D offerings in exchange for $20,200 in cash. The Company paid $4,500 of legal expenses in connection with these offerings. Also in April 1998, the Company issued 49,500 shares to its Executive Vice President in consideration of services rendered of $2,475.

     On June 25, 1999, the Company completed a 9.229876 shares for 1 share forward split. Retroactive effect to this split has been given in the accompanying financial statements. On June 25, 1999, the Company received 7,896,410 shares contributed back to the Company. On June 30, 1999, the Company issued 1,000,000 shares to acquire 100% of the issued and outstanding common stock of Composite Solutions, Inc., a Nevada corporation. On June 30, 1999, the Company issued 200,000 shares in settlement of its subsidiary note payable with a principal balance of $1,000,000 and accrued interest of $17,825. In December 1999, a trustee shareholder surrendered 4,300,000 shares which have been canceled. In December 1999, the Company issued 320,000 shares of common stock under a private placement in exchange for $320,000 in cash. In February 2000, the Company issued 105,000 shares of common stock under a private placement in exchange for $105,000 in cash.

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

     In October 1999, the Company began efforts to raise $2,000,000 through a private placement limited offering of 2,000,000 shares of common stock priced at $1.00 per share. See Note 8. The private placement was closed on February 27, 2000 after raising $425,000 net. On March 10, 2000, the Company created a new private placement offering 300,000 shares of common stock at $1.50 per share. As of April 3, 2000, the Company had raised $210,000 through this subscription.

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

     The Company intends to market a new method for construction called the Carbon Shell System ("CSS"). CSS combines conventional civil construction techniques and advanced carbon fiber reinforced polymer matrix composites to provide a pre-manufactured advanced composite tube which is filled with concrete depending on the strength, stiffness and stability requirements for the structural component. In the CSS, the carbon shells are joined and filled with concrete on site. The lightweight tubes will allow for rapid field construction without the need for heavy lifting equipment. This, as well as the lack of cumbersome rebar cages, offers the potential for reduced construction costs and time. The Company believes CSS is applicable for a variety of common structural components, including columns, girders, and beams.

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

Date: May 25, 2000

                                    Composite Solutions, Inc.


                                    By: /s/ Donald Nicholson
                                        --------------------------------------
                                        Donald Nicholson, President, CFO and
                                        Interim Chief Financial Officer