Form 10QSB
period 2000-06-30
COMPOSITE SOLUTIONS INC
filed 2000-08-14
CIK 1061822

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 000-24551

                            COMPOSITE SOLUTIONS, INC.
                 (Name of Small Business Issuer in its Charter)

          FLORIDA                                                 65-0790758
------------------------------                                ------------------
State or other jurisdiction of                                 I.R.S. Employer
incorporation or organization                                 Identification No.

3655 NOBEL DRIVE, SUITE 440, SAN DIEGO, CALIFORNIA                    92122
--------------------------------------------------                  --------
Address of principal executive office                               Zip Code

Issuer's telephone number:  (858) 459-4843


--------------------------------------------------------------------------------
Former name and address, if changed since last report

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes /X/ No / /


As of JUNE 30, 2000 10,868,333 SHARES OF COMMON STOCK THE ISSUER HAD
OUTSTANDING.

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


         The following unaudited financial statement contain information regarding the results of operations and balance sheet of Composite
              Solutions, Inc. a Florida corporation formerly known
          As JS Business Works, Inc., for the quarterly period ended as of June 30, 2000.




                          INDEX TO FINANCIAL STATEMENTS


Unaudited Balance Sheet for the quarterly period ended June 30, 2000............F-2

Unaudited Statements of Operations for the Nine Months Ended June 30, 2000
 and 1999 and period from inception to June 30, 2000............................F-3

Unaudited Statements of Changes in Stockholders' Equity ........................F-4

Unaudited Statements of Cash Flows for the Nine Months Ended June 30, 2000
 and 1999 and period from inception to June 30, 2000............................F-5

Notes to Financial Statements...................................................F-6


                            COMPOSITE SOLUTIONS, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETs


                                                                                  June 30,          September 30,
                                                                                    2000                 1999
                                                                                 -----------        ------------
                                     ASSETS
  CURRENT ASSETS
     Cash                                                                        $    68,808         $    8,811
     Accounts receivable, net of allowance for doubtful accounts
         of $0 at June 30, 2000 and September 30, 1999                                 2,513                  -
     Other receivables - related party                                                 5,151                  -
     Prepaid expenses                                                                  7,420              4,226
     Deposits                                                                          8,627                  -
                                                                                 -----------         ----------
           Total current assets                                                       92,519             13,037
                                                                                 -----------         ----------
  PROPERTY AND EQUIPMENT
     Telephone equipment                                                               6,855                  -
     Computer equipment                                                               20,897             14,798
     Less: Accumulated depreciation                                                   (6,580)            (1,655)
                                                                                 -----------         ----------
           Property and equipment, net                                                21,172             13,143
                                                                                 -----------         ----------
  INTANGIBLE ASSETS
     Technical licenses                                                              106,152             93,682
     Fire Test Data                                                                   13,979             13,979
     Software - related party                                                        420,000            420,000
                                                                                 -----------         ----------
           Total intangible assets                                                   540,131            527,661
                                                                                 -----------         ----------
                  Total Assets                                                   $   653,822         $  553,841
                                                                                 ===========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable - trade                                                    $    53,143         $   90,630
     Income taxes payable                                                                800                  -
     Accrued payroll and related liabilities                                          16,930             17,999
                                                                                 -----------         ----------
           Total current liabilities                                                  70,873            108,629
                                                                                 -----------         ----------
  LONG-TERM OBLIGATIONS                                                                    -             13,773
                                                                                 -----------         ----------
           Total Liabilities                                                          70,873            122,402
                                                                                 -----------         ----------
  SHAREHOLDERS' EQUITY
  Preferred stock, $0.001 par value, authorized 10,000,000
        shares, 0 issued and outstanding                                                   -                  -
  Common stock, $0.001 par value, authorized 50,000,000
        shares, issued and outstanding 10,868,333 at
        June 30, 2000 and 14,500,000 at September 30, 1999                             1,087              1,450
  Additional paid-in capital                                                       1,765,202          1,004,839
  Deficit accumulated during the development stage                                (1,183,340)          (574,850)
                                                                                 -----------         ----------
           Total Shareholders' Equity                                                582,949            431,439
                                                                                 -----------         ----------
                  Total Liabilities and Shareholders' Equity                     $   635,822         $  553,841
                                                                                 ===========         ==========

                 See accompanying notes and accountants' report.

                            COMPOSITE SOLUTIONS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                Nine Months         Nine Months
                                                                   Ended               Ended          October 20,1997
                                                                  June 30,            June 30,          (Inception) to
                                                                   2000                1999            June 30, 2000
                                                               ------------        ------------       ----------------
REVENUES                                                       $     2,513         $         -          $     2,513
COST OF SALES                                                        1,439                   -                1,439
                                                               -----------         -----------          -----------
    Gross Profit                                                     1,074                   -                1,074

EXPENSES

    Consulting fees                                                188,291              41,000              269,391
    Depreciation                                                     4,925                 530                6,580
    General and administrative expenses                            184,963              96,224              329,340
    Organizational fees                                                  -                   -                  514
    Professional fees - related party                                    -                   -               25,884
    Professional fees - other                                       33,232                   -               45,873
    Salaries - employees                                           199,468             174,473              520,129
                                                               -----------         -----------          -----------
        Total Expenses                                             610,879             312,227            1,197,711
                                                               -----------         -----------          -----------

Loss from operations                                              (609,805)           (312,227)          (1,196,637)

OTHER INCOME (EXPENSE)
    Interest income                                                  2,376               3,875                8,325
    Interest expense                                                  (261)            (17,825)             (18,086)
    Gain on forgiveness of debt                                          -                   -                4,861
    Interest income - forgiveness of note                                -                   -               17,825
    Loss on forgiveness of debt                                          -                   -              (11,021)
                                                               -----------         -----------          -----------
          Total other income (expense)                               2,115             (13,950)               1,904
                                                               -----------         -----------          -----------
Loss before provision for income taxes                            (607,690)           (326,177)          (1,194,733)
Provision for income taxes                                             800                   -                  800
                                                               -----------         -----------          -----------
NET LOSS                                                       $  (608,490)        $  (326,177)         $(1,195,533)
                                                               ===========         ===========          ===========
Basic net loss per weighted average share                      $     (0.06)        $     (0.02)
                                                               ===========         ===========
Weighted average number of shares                               10,783,333          14,500,000
                                                               ===========         ===========



                 See accompanying notes and accountants'report.

                            COMPOSITE SOLUTIONS, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                DEFICIT
                                                                                              ACCUMULATED
                                                            COMMON STOCK        ADDITIONAL     DURING THE         TOTAL
                                                      -----------------------    PAID-IN      DEVELOPMENT     SHAREHOLDERS'
                                                         SHARES       AMOUNT      CAPITAL         STAGE           EQUITY
                                                      ----------    ---------  -----------    -----------     -------------
BALANCE, OCTOBER 20, 1997                                      -     $    -    $        -     $         -      $       -

   Common stock issued in exchange for services       14,777,031      1,476        (4,453)              -          (2,977)
   Common stock issued for cash                        5,962,500        599        18,335               -          18,934
   Common stock issued for services rendered             456,879         45         2,333               -           2,378
   Common stock contributed                           (7,896,410)      (790)          790               -               -
   Pre-acquisition income                                      -          -             -              47              47
   Common stock issued in acquisition                  1,000,000        100       (12,146)         12,146             100
   Common stock issued for payment of note payable       200,000         20       999,980               -       1,000,000

   Net loss                                                    -          -             -        (338,370)       (338,370)
                                                      ----------     ------    ----------     -----------      ----------
BALANCE, JUNE 30, 1999                                14,500,000      1,450     1,004,839        (326,177)        680,112

   Net Loss                                                    -          -             -        (248,673)       (248,673)
                                                      ----------     ------    ----------     -----------      ----------

BALANCE, SEPTEMBER 30, 1999                           14,500,000      1,450     1,004,839        (574,850)     $  431,439

   Shares of common stock surrendered                 (4,300,000)      (430)          430               -               -
   Common stock issued in private placement,
      net of offering costs                              668,333         67       759,993               -         760,000

   Net loss                                                    -          -             -        (608,490)       (608,490)
                                                      ----------     ------    ----------     -----------      ----------
BALANCE, JUNE 30, 2000                                10,868,333     $1,087    $1,765,202     $(1,183,340)     $  582,949
                                                      ==========     ======    ==========     ===========      ==========



                 See accompanying notes and accountants'report.

                            COMPOSITE SOLUTIONS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                             October 20,
                                                                           Nine Months    Nine Months           1997
                                                                              Ended          Ended         (Inception) to
                                                                             June 30,       June 30,          June 30,
                                                                              2000           1999               2000
                                                                          ------------   ------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $(608,490)     $ (326,177)        $(1,195,533)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
         Depreciation                                                          4,925             530               6,580
         Stock issued for services                                                 -               -               2,635
         Stock issued in lieu of cash                                              -             100                 100
         Pre-acquisition income                                                    -               -                  47
         (Increase) decrease in operating assets
           Accounts receivable                                                (2,513)              -              (2,513)
           Other receivable - related party                                   (5,151)              -              (5,151)
           Prepaid expense                                                    (3,194)         (6,761)             (7,420)
           Deposits and other assets                                          (8,627)         (4,950)             (8,627)
         Increase (decrease) in operating liabilities
           Accounts payable                                                  (51,260)         23,147              53,143
           Accrued payroll and related liabilities                            (1,069)         25,828              16,930
           Other accrued liabilities                                             800          17,825                 800
                                                                           ---------      ----------         -----------
      Net cash used in operating activities                                 (674,579)       (270,458)         (1,139,009)
                                                                           ---------      ----------         -----------
CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                        (12,954)         (9,096)            (27,752)
   Acquisition of intangible assets                                          (12,470)       (440,753)           (540,131)
                                                                           ---------      ----------         -----------
      Net cash used in investing activities                                  (25,424)       (449,849)           (567,883)
                                                                           ---------      ----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock, net                               760,000               -             775,700
   Proceeds from unsecured loan                                               25,000               -              25,000
   Payments of unsecured loan                                                (25,000)              -             (25,000)
   Proceeds from note payable                                                      -       1,000,000           1,000,000
                                                                           ---------      ----------         -----------
      Net cash provided by financing activities                              760,000       1,000,000           1,775,700
                                                                           ---------      ----------         -----------
Net increase in cash                                                          59,597         279,693              68,808

Cash, beginning of period                                                      8,811               -                   -
                                                                           ---------      ----------         -----------
Cash, end of period                                                        $  68,808      $  279,693          $   68,808
                                                                           =========      ==========         ===========
SUPPLEMENTAL DISCLOSURES
      Interest paid                                                        $     243      $        -          $      243
                                                                           =========      ==========         ===========
      Income taxes paid                                                    $       -      $        -          $        -
                                                                           =========      ==========         ===========
NON CASH FINANCING AND INVESTING ACTIVITIES
   Note payable paid by issuance of common stock                           $       -      $1,000,000          $1,000,000
                                                                           =========      ==========         ===========
   Investment in subsidiary                                                $       -      $  (12,046)         $  (12,046)
                                                                           =========      ==========         ===========
   Interest on note payable                                                $       -      $   17,825          $   17,825
                                                                           =========      ==========         ===========
   Forgiveness of interest on note payable                                 $       -      $  (17,825)         $  (17,825)
                                                                           =========      ==========         ===========

                 See accompanying notes and accountants'report.

                            COMPOSITE SOLUTIONS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          THE COMPANY

          Composite Solutions, Inc. (the "Company"), formerly JS Business Works, Inc., was incorporated in the state of Florida on October 20, 1997. Composite Solutions, Inc. (the "Subsidiary") was incorporated in the state of Nevada on December 8, 1998. On June 30, 1999 the Subsidiary's shareholders exchanged all of their shares of common stock for shares in Company. The Company was organized to market unique, innovative, and affordable high technology products and processed in key areas of existing and new construction.

          The Company is in the development stage and its efforts through June 30, 200 have been principally devoted to raising additional capital and negotiating with potential key personnel and facilities. There is no assurance that any benefit will result from such activities. The Company will not receive any operating revenues until the commencement of operations, but will nevertheless continue to incur expenses, and losses as it pursues its development efforts.

          BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

          USE OF ESTIMATES

          The presentation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results may differ significantly from those estimates.

          START-UP COSTS

          Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

          NET INCOME (LOSS) PER SHARE

          Basic loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.

          PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost less depreciation. Depreciation is accounted for on the straight-line method based on the estimated useful lives of the related asset. Betterments and large renewals, which extend the life of an asset, are capitalized; whereas, repairs and maintenance, which do not increase the useful lives of property and equipment are charged to operations as incurred.

          Depreciation expense was $4,925 and $530 for the nine months ended June 30, 2000 and 1999, respectively and $6,580 for the period October 20, 1997 (inception) to June 30, 2000.

                            COMPOSITE SOLUTIONS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          INTANGIBLE ASSETS

          Intangible assets are recorded at historical cost less amortization. Amortization is accounted for on the straight-line method, beginning on the date the assets are placed in service, over their estimated useful lives. The cost of software intended to be sold or licensed to others has been capitalized in accordance with Statement of Financial Accounting Standards No. 86, and amortization is accounted for at the greater of a ratio equal to current revenue divided by estimated future gross revenue or the straight-line method.

          REVENUE RECOGNITION

          Contracts are accounted for on the percentage-of-completion method of accounting. Revenue is recognized based on a ratio of the actual cost of work performed to a current estimate of the total cost to complete a respective contract.

          Expected profits realized on contracts are based on the difference between estimates of total contract revenues and costs of completion. These estimates are reviewed and revised periodically throughout the contract term, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Profits are recognized as the contract phase of the work is completed. Losses on contracts are recorded in full as they are identified. Estimated costs and earnings in excess of billings on uncompleted contracts comprise revenues recognized on contract for which billings have not been presented. Expected revenues are billed and collected generally within one year. Billings in excess of estimated costs and earnings on uncompleted contracts represent amounts that have been billed to customers for which related costs have not been incurred or revenue recognized.

          INTERIM FINANCIAL INFORMATION

          The financial statements for the nine months ended June 30, 2000 and 1999 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

          INCOME TAXES

          The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial and income tax purposes.

NOTE 2 - ACQUISITIONS

          On June 17, 1999, the Company entered into a Share Exchange Agreement with the Subsidiary. On June 30, 1999, the Company issued 1,000,000 shares of its common stock for all of the shares of the outstanding stock of the Subsidiary. This exchange of shares has been accounted for as a reverse merger, under the purchase method of accounting. Accordingly, the combination of Company and Subsidiary is recorded as a recapitalization of the shareholders' equity of the Subsidiary, the surviving corporation and for accounting purposes the financial statements presented are those of the Subsidiary.

                            COMPOSITE SOLUTIONS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 3 -  INTANGIBLE ASSETS

          In April 1999, the Company entered into a license agreement with the Regents of the University of California-San Diego (UCSD) for a license under patent rights to make, use, sell, offer for sale, import licensed products, practice licensed methods, and use technology. A license fee of $40,000 was paid upon execution of the agreement. Under certain terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of the licensed products. The Company must also pay for one half of all past and future patent costs. Payments under the license agreement totaled $6,663 and $46,774 for the nine months ended June 30, 2000 and 1999, respectively and a total of $54,025 for the period October 20, 1997 (inception) to June 30, 2000. In addition, the Company is obligated to pay certain fees and royalties for any executed sub-license arrangements. As of June 30, 2000, there were no such arrangements.

          In August 1999, the Company entered into a second license agreement with UCSD for a license under patent rights to make, use, sell, offer for sale, and import licensed products, to practice licensed methods and to use technology. A license fee in the amount of $5,000 was paid upon execution of the agreement. Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of licensed products and certain fees and royalties for any executed sub-license agreements. In addition, the Company is obligated to pay for one-half of all past and future patent costs. Payments under the license agreement totaled $32,496 and $0 for the nine months ended June 30, 2000 and 1999, respectively and a total of $37,496 for the period October 20, 1997 (inception) to June 30, 2000. At June 30, 2000 and September 30, 1999, there were past and future patent costs payable as follows:


                                                             2000         1999
                                                           -------      -------
              Included in accounts payable                 $14,631      $27,547
              Included in long-term obligation                   -       13,773
                                                           -------      -------
                                                           $14,631      $41,320
                                                           =======      =======

          In January 1999, the Company acquired certain intangible assets from Trans-Science Corporation (TSC), a company under common control. Fire test data concerning overlay systems in the form of technical reports prepared by an independent laboratory in New York performed prior to the Company's inception, was purchased from TSC, at it's cost, for the amount of $13,979.

          Also, in January 1999, TSC sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company for cash in the amount of $330,000. In addition, during the nine month period ended June 30, 1999, the Company paid TSC $90,000 for upgrade services on this software.

          At June 30, 2000, no intangible assets were placed in service. Accordingly, there was no amortization expense incurred during the period October 20, 1997 (inception) to June 30, 2000.

NOTE 4 - STOCKHOLDERS' EQUITY

          PREFERRED STOCK

          The company has authorized the issuance of ten million (10,000,000) shares of preferred stock, having one hundredth of a cent ($.0001) par value per share. The Board of Directors of the Company has discretion to determine the rights, preferences, and privileges of this preferred stock. There are no shares of preferred stock issued and outstanding at June 30, 2000 and September 30, 1999, respectively.

                            COMPOSITE SOLUTIONS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCKHOLDERS' EQUITY (Continued)

          COMMON STOCK

          The Company has authorized fifty million (50,000,000) shares of common stock, having one hundredth of a cent ($.0001) par value per share. On October 21, 1997, the Company issued 1,601,000 shares to its President for the value of services rendered in connection with the organization of the Company. In April 1998, the Company issued 646,000 shares of common stock under Regulation D offerings in exchange for $18,934 in cash, net of offering costs. Also in April 1998, the Company issued 49,500 shares, to its Executive Vice President for value of services rendered of $2,378.

          On June 25, 1999, the Company completed a 9.229876 shares for 1 share forward split. Retroactive effect to this split has been given in the accompanying financial statements. On June 25, 1999, the Company received 7,896,410 shares contributed back to the Company. On June 30, 1999, the Company issued 1,000,000 shares to acquire 100% of the issued and outstanding common stock of the Subsidiary. On June 30, 1999, the Company issued 200,000 shares in settlement of its Subsidiary's note payable with a principal balance of $1,000,000 and accrued interest of $17,825. In December 1999, a trustee shareholder surrendered 4,300,000 shares which have been canceled. During the period December 1999 to June 2000, the Company issued 668,333 shares of common stock under a private placement in exchange for $760,000 in cash, net of offering costs. There are 10,868,333 and 14,500,000 shares of common stock issued and outstanding at June 30, 2000 and September 30, 1999, respectively.

NOTE 5 -COMMITMENTS

          In November 1999, the Company and TSC, a company under common control, entered into an operating lease for its offices. The lease term ends November 2002. Future minimum payments under the lease are as follows:


                          Fiscal Year 2000               $ 18,144
                          Fiscal Year 2001                 85,367
                          Fiscal Year 2002                 88,013
                          Fiscal Year 2003                 14,746
                                                         --------
                                                         $206,151
                                                         ========

          Rental expense for the nine months ended June 30, 2000 and 1999 were $44,208 and $25,200, respectively.

NOTE 6 - INCOME TAXES

          At June 30, 2000 the Company has a net operating loss carry-forward for income tax purposes of approximately $1,200,000 which expires through the year 2020.

          Net deferred tax assets at June 30, 2000 and September 30, 1999 were approximately $453,000 and $221,000, respectively, which represent the amount of tax benefits of the loss carry-forwards. The Company has established a valuation allowance against this net deferred tax assets because it is more than likely that the deferred tax benefits will not be utilized.

                            COMPOSITE SOLUTIONS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS

          In January 1999, the Company acquired certain intangible assets from Trans-Science Corporation (TSC), a company under common control. Also, in January 1999, TSC sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company. See Note 3.

          On October 21, 1997, the Company issued 1,601,000 shares to its President for the value of services rendered in connection with the organization of the Company. Also in April 1998, the Company issued 49,500 shares to its Executive Vice President for services. See Note 4.

          In June 1999, the Company advanced funds in the amount of $4,950 to an officer of the Company for certain moving expenses. At September 30, 1999, the amount was repaid. At September 30, 1999, the Company owed certain of its officers a total of $2,179 for reimbursement of certain Company related expenses. At June 30, 2000, the amount was repaid.

          In January 1999, the Company began sharing office space and certain related expenses with TSC, a company under common control. The Company remits their portion of the lease payment directly to an independent lessor. Rent expense was $44,208 and $25,200 for the nine months ended June 30, 2000 and 1999, respectively and $82,008 for the period October 20, 1997 (inception) to June 30, 2000. Total payments to TSC for office expenses was $3,804 and $959 for the nine months ended June 30, 2000 and 1999, respectively and $6,538 for the period October 20, 1997 (inception) to June 30, 2000. At September 30, 1999, the Company owed TSC a total of $730 for utilities. At June 30, 2000, the amount was repaid. At June 30, 2000, TSC owed the Company a total of $5,151 for office expenses.

          In October 1999, the Company entered into a consulting agreement with a shareholder for management, marketing and technical services. During the nine months ended June 30, 2000, the Company made payments of $129,000 to a shareholder and a member of the board of directors for management consulting services.

          On February 14, 2000, the Company issued a promissory note in exchange for an unsecured loan of $25,000 from a director. The note bears an interest rate of 7%. The principal plus interest of $243 was paid in April 2000.

NOTE 8 - GOING CONCERN

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $1,195,533 accumulated from October 20, 1997 (inception) to June 30, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

          In October 1999, the Company began efforts to raise $2,000,000 through a private placement limited offering of 2,000,000 shares of common stock priced at $1.00 per share. The private placement was closed on February 27, 2000 after raising $425,000 net of offering costs. On March 10, 2000, the Company created a new private placement offering 300,000 shares of common stock at $1.50 per share. The private placement was closed on May 22, 2000 after raising $335,000 net of offering costs.

                            COMPOSITE SOLUTIONS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS

          ACQUISITION

          On July 14, 2000 the Company entered into a Share Exchange Agreement with the shareholders of Trans-Science Corporation (TSC), a company under common control. The Company will acquire 100% of the issued and outstanding shares of TSC in exchange for 953,371 shares of common stock of the Company. TSC specializes in the development of computer simulation programs, sophisticated design analysis related to complex structures, and in the development of design software for the use of advanced composite materials.

          LETTERS OF INTENT TO ACQUIRE

          On June 29, 2000, the Company entered into a Letter of Intent to acquire a company that manufactures non-woven unidirectional fabrics, comprised of carbon, aramid and/or glass fibers. The manufacturing company would become a wholly owned subsidiary of the Company upon finalization of the acquisition.

          On July 6, 2000, the Company signed a Letter of Intent to acquire a consulting engineering firm that provides civil and structural engineering services, including earthquake engineering and engineering related to the effects of explosions.

ITEM 2. PLAN OF OPERATION

     In June 2000 The company booked revenues of about $2000 from 2 small projects. For the first project, the company performed engineering design and field inspection services for general contractor Ace Restoration, as part of a $12,000 seismic upgrade of a City of Inglewood, California parking garage. The interior columns of the garage were strengthened by wrapping them with carbon fiber sheets, thereby enhancing their seismic resistance. For the second project the company supplied and installed a carbon strengthening system to a concrete ramp at the Waikiki Sand Villa Hotel in Honolulu, Hawaii. The subcontract was part of a $300,000 hotel renovation that required modifications to the structure for compliance with current legislation associated with the Americans with Disabilities Act.

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

     Utilizing the technology of CSI - Nevada Company, the Company intends to complete CSI - Nevada's development an affordable high-technology method for the retrofit/repair of buildings and other structures. This technology is based upon the application of a composite material that is layered over existing surfaces. This "composite overlay" is designed to be applied to key areas of buildings and other structures to repair damage or to add structural integrity. The Company believes that the simplicity of the overlay applications, and the reduced cost and time to apply such applications have the potential to revolutionize the way retrofit/repairs are done and will provide a solution to many structures that would have otherwise been torn down or rebuilt completely. This overlay, which is created by impregnating a carbon or glass fabric with a chemical resin and "wallpapering" this combination to a structural surface, is appropriate for concrete, masonry and wood, and can be used to accomplish a variety of structural objectives including: earthquake retrofit and damage repair, defect repair, load capacity increase, and structural hardening to protect against bomb blasts.

     Subsequent to the end of the Third Quarter, the Company acquired control of Trans-Science Corporation (TSC) as reported in the 8K filing dated July 14, 2000. This acquisition will allow the Company to participate in the Defense Threat Reduction Agency program to mitigate damage to US installations from bomb blast. The protection of the structural elements of installations such as embassies can be accomplished by the use of composite materials.

     Also, during the Third Quarter the Company entered into detailed negotiation to acquire the assets and business of Anchor Reinforcements, Inc. (Anchor). Anchor manufactures various types of fabric from glass carbon, and aramid fibers. By having its own "custom" fabrics made from specific composite materials, the Company will be better able to compete for projects in the repair/retrofit category, as well as for projects involving blast mitigation.

     The Company intends to market a method for new construction, called the Carbon Shell System ("CSS"). CSS combines conventional civil construction techniques and advanced carbon fiber reinforced polymer matrix composites to provide a pre-manufactured advanced composite tube which is filled with concrete depending on the strength, stiffness and stability requirements for the structural component. In CSS, the carbon shells are joined and filled with concrete on site. The lightweight tubes will allow for rapid field construction without the need for heavy lifting equipment. This, as well as the lack of cumbersome rebar cages, offers the potential for reduced construction costs and time. The Company believes CSS is applicable for a variety of common structural components, including columns, girders and beams.

     In 2000, the Company has continued the development of its technology and has started the marketing of its technology and services to the construction industry. The two projects mentioned above are examples of such services. In order to facilitate such marketing efforts, the Company expects to seek additional capital through the sale of debt or equity securities or a combination thereof. The Company may also seek to add more sales and marketing personnel in order to accelerate the marketing of its products and services.

     The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern, as reflected by the net losses accumulated from inception through June 30, 2000. The Company currently does not have sufficient capital resources to effectively pursue its plan of operation or continue its operations over the next twelve months. The ability of the Company to continue as a going concern will be dependent upon obtaining additional capital and financing in order to support its marketing and sales activities. The Company is currently seeking additional capital to allow it to implement its business plan. However, no assurances can be given that the Company will be successful in raising such additional capital or other financing or that the Company will be successful in implementing its business plan even if adequate financing is obtained.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a. The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows: Form 8K filed June 26, 2000 Trans-Science Corporation acquisition.


27.1     * Financial Data Schedule

-------------------
*    Filed herewith


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2000

                                        Composite Solutions, Inc.


                                    By: /s/ GILBERT HEGEMIER
                                       ---------------------------------------
                                        Gilbert Hegemier, Chairman and CEO


                                    By: /s/ MARK OLSON
                                       ---------------------------------------
                                        Mark Olson, President and COO