Form 10KSB
period 2000-09-30
COMPOSITE SOLUTIONS INC
filed 2001-01-16
CIK 1061822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2000

                                       Or

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File No. 000-24551

                            COMPOSITE SOLUTIONS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            FLORIDA                                      65-0790758
--------------------------------------------------------------------------------
State or other jurisdiction of incorporation or organization I.R.S. Employer Identification Number


      3655 NOBEL DRIVE, SUITE 440, SAN DIEGO, CA              92122
--------------------------------------------------------------------------------
        Address of principal executive office                Zip Code

Issuer's telephone number:  (858) 459-4843
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
Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.[ ]

The Company's revenues for the fiscal year ended September 30, 2000 were $48,013.

As of September 30, 2000, 12,371,704 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest sale price on the Nasdaq OTC Bulletin Board on September 30, 2000) held by non-affiliates (8,662,462 shares) was $5,136,839.

Transitional Small Business Disclosure Format (check one):    Yes      No X
                                                                 ---     ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

         The Company was incorporated under the laws of the State of Florida on October 20, 1997 as JS Business Works, Inc. On June 30, 1999, the Company consummated a reverse acquisition pursuant to which the Company acquired Composite Solutions, Inc., which was incorporated under the laws of the State of Nevada ("CSI Nevada") in December 1998 to engage in "composite overlay" technology for construction industry. Pursuant to the terms of a Share Exchange Agreement executed in connection with such transaction, the former stockholders of CSI Nevada were issued 1,000,000 shares of the Company's Common Stock and the Company's corporate name was changed to Composite Solutions, Inc. ("the Company" or "CSI").

         The Company's primary business focus is toward composite overlay technology solutions, which can be applied to the retrofit and rehabilitation/repair of structures that are subject to seismic or blast loads as well as the upgrade of aging bridges, buildings and other structures for increased service loads. In addition, these technology solutions, which include computational analysis tools, design procedures and software, composite material systems and application methods, can be applied to new construction as well.

         The key element of the Company's composite overlay technology consists of an aerospace-type advanced composite material system, such as a carbon or glass fabric impregnated with a chemical resin. The composite overlay system is in the form of a cured-in-place "wallpaper" for applications to walls and a "jacket" for columns. In the retrofit of buildings and other structures, composite overlays increase both the shear and flexural performance of structural elements making the building or structure stronger and more ductile than "as-built" construction. As a repair medium, composite overlays provide a highly efficient, clean and cost-effective method of repairing damaged structures. In addition, use of composite overlays is the preferred repair method as buildings can be fortified without additional weight and damaged structures are returned to use sooner than repairs made by traditional methods.

         The effectiveness and integrity of the Company's composite overlay technique has been tested at The Charles Lee Powell Structural Research Laboratories ("Powell Laboratories") located at The University of California, San Diego ("UCSD"). These tests included both reinforced and un-reinforced wall specimens that ranged from single-story walls to a full-scale five-story building as well as columns ranging from single columns to full-scale bridge bents. The Powell Laboratories are one of the few such facilities in the world with the capability to execute full-scale tests and have performed extensive tests relating to the retrofit, and upgrading of structural elements such as walls, columns and floor slabs.

         The Company believes that its composite overlay technology is unique and constitutes a major advance in the construction industry. The simplicity of the overlay application as well as the expected reduced cost and time to apply the composite overlay could revolutionize the way retrofit/repairs are performed and could provide a unique solution to many structures that require expensive and extensive rebuilding or must be demolished.

         In addition to retrofit and repair, and with respect to new construction, the Company believes that the application of the composite overlay concept to encase concrete beams, columns and girders could substantially reduce the need for reinforcing steel, which represents a significant portion of building construction costs. In this application, the composite is pre-manufactured in the form of a tube, which serves both as a form and reinforcement.

RECENT ACQUISITIONS

         In July 2000, the Company expanded its advanced composite technology base by acquiring Trans-Science Corporation (TSC), a San Diego-based privately held California Corporation. As reported in the 8-K filing dated July 25, 2000, the transaction involved exchange of TSC shares for CSI shares.

         Since its inception in 1980, TSC is specialized in the development of computer simulation programs for sophisticated design analysis related to complex structures, including blast effects; and for the past several years in the development of design software for the use of advanced composite materials. Recently, TSC developed the only comprehensive design software for the seismic retrofit of reinforced concrete columns using composite jackets, and is now extending its design software to include explosive threats. TSC's work on explosive blasts is part of a counter-terrorism program sponsored by the Defense Threat Reduction Agency (DTRA). In recent tests conducted by DTRA on a full-scale building at the White Sands Missile Range in New Mexico, composite overlays prevented damage to structural elements after an explosion.

         The TSC acquisition will allow the Company to participate in DTRA's program to mitigate structural damage to US installations from conventional bomb blasts. The Company believes that the protection of the structural elements of installations such as Embassies can be accomplished by the use of composite materials in a cost-effective manner.

         On August 31, 2000 the Company acquired Penultimo Inc., dba Anchor Reinforcements ("Anchor") a California corporation of Huntington Beach, California. As reported in the 8-K filing dated September 15, 2000, the transaction included payment of $500,000 in cash and 150,000 shares of the Company's common stock. The Company issued an 8% Convertible Debenture Note in the amount of $500,000, due on August 17, 2003 and secured it by a Security Agreement, California UCC-1 Financial Statement, and non-recourse guarantee issued by Penultimo, Inc.

         Anchor has been manufacturing high performance and affordable unidirectional fabrics of carbon, glass, and aramid over a decade for products such as sailboats, snowboards, satellites, and civil construction systems. Anchor's product line specializes in carbon and aramid fabrics, and has a reputable client base of approximately 200 with an annual sales of over half million dollars.

         The acquisition of Anchor enhances CSI's ability to provide comprehensive and optimized solutions to a variety of civil and non-civil construction industries. The Company will be better able to compete for projects in the repair/retrofit category, as well as for projects involving blast mitigation.

GLOBAL STRATEGIC ALLIANCE

         In August 2000, the Company entered into a Global Strategic Alliance Agreement with The Prime Group ("Prime"), a consortium of related companies located in Seoul, Korea, and engaged in various construction-related projects. Pursuant to the Agreement, Prime will invest $2,000,000 into CSI in exchange for CSI's common stock at a predetermined price. The investment schedule includes installment payments of $250,000 every three months, with the first payment due by December 12, 2000, and the second due by February 28, 2001. The initial $1,000,000 will be invested within one year (October 31, 2001) at a stock price of $0.40, and the second $1,000,000 will be invested within the second year (October 31, 2002) at a stock price of $0.60. However, should both the first and second $1,000,000 be invested by May 31, 2001 the stock price will be $0.40 on all shares issued. Prime also has an option to purchase an additional 1,000,000 shares of common stock between October 31, 2001 to October 31, 2003 at a stock price equal to 35% of the fair value of the shares issued.

         Additionally, CSI and Prime have agreed to form a new Korean company called CS-Prime Korea, Inc. ("CSPK"), which will utilize and promulgate CSI's technology in Korea and other parts of the Asian Region. The Company will have a 15% equity position in CSPK. If this alliance establishes other operative entities in the Asian Region, CSI will have an equity position in such entities, which will be negotiated at a later date. Also CSI will be invited, as a leading member of the consortium, to participate in all major projects in the Asian Region whenever CSI's technology is involved. CSI will bill CSPK for deliverables such as engineering services, materials, etc., except training of CSPK engineers, which will be limited to less than ten.

MARKETS, PRODUCTS AND SERVICES

         The primary goals of the Company's marketing plan are to offer turnkey or a combination of service/technology solutions such as design services, composite overlay material systems and/or material applications, which would be licensed to major construction companies. The Company expects that its technology/service solutions will be able to accomplish a variety of structural objectives for its customers including:

                - retrofit/repair for earthquake damage,
                - construction defect repairs,
                - structural strengthening for enhanced load capacity, and
                - structural strengthening for bomb blast protection.

         Initially, the Company's business strategy is to adapt and market its composite overlay technology and services to the RETROFIT/REPAIR SEGMENT of the construction industry to upgrade aging bridges and buildings for seismic requirements. The Company has recently targeted clients in the healthcare agencies and medical centers complying with the new seismic requirements.

         The Company has the potential to generate significant revenue and profits from the sale of its cost-effective composite overlay technology and services based on the demand for seismic retrofit/repair of damaged and aging buildings as well as the nation's highway and bridge infrastructure. For example, industry experts estimate that in one area of the United States approximately 40% of all existing buildings and structures could require earthquake upgrading or retrofitting. In California, a major utility is considering to undertake, over the next ten years, the retrofit of a number of their switching facilities at an estimated cost of $300 to $500 million.

         Further, the California Senate has passed Bill 1955, which requires all hospitals to be retrofitted to comply with existing seismic codes by the year 2008. It is estimated that the total cost to retrofit these hospitals could approximate $55 billion. In addition, published reports by the U.S. Department of Transportation have indicated that approximately $35 billion a year is spent in the United States to maintain the highway and bridge infrastructure. Conservative estimates indicate that approximately $53 billion will be necessary to maintain the highway and bridge infrastructure in its current conditions.

         The Company's products and services consist of several composite overlay technology solution options that it believes meet the needs of the market and offer potential revenue and growth opportunities for the Company. These "portfolio technology/service options" include:

         RETROFIT DESIGN SOFTWARE. The utilization of composites in the retrofit/rebuilding of structures is an emerging technology where the civil/structural engineering profession is only now becoming aware of the significant opportunities and potential applications of this material. To facilitate the acceptance and application of composite overlays, the Company is developing proprietary design software. Beta copies of the software have been installed in several key design facilities in the U.S. When completed, the design software will provide civil/structural engineers with an easy to use design service tool in the use of composite overlays for columns, walls, floors, beams and connections between such members.

         DESIGN SERVICES. The principals of the Company are recognized as the developers of composite materials that include the risk assessment, damage analysis and retrofit design services, which are the key components in seismic and blast retrofit repairs. The Company is not aware of any firms that offer and possess the experience and knowledge base that its principals have developed.

         MATERIAL SYSTEMS. Material systems refer to the fabric (carbon, glass, etc.), the architecture of the weave, the resin system as well as any additives incorporated in the resin system for mitigating fire, eliminating toxicity and influencing resin cure. The Company has designed and is marketing a unique material system that consists of fiber-reinforced polymeric matrix composites
(PMCs). Fiber types can include carbon, aramid and glass. Fiber forms can vary from tows (yarns) to fabrics with architectures such as weaves, knits and mats. Matrix materials include thermoset resins such as epoxies, vinylesters and
 .phenolics. These composites, especially carbon-based, exhibit strength/weight and stiffness/weight ratios which are up to ten times that of the steel commonly used in the construction industry.

         The Company is also marketing a RETROSHIELD material system that utilizes PMC's and a unique and affordable high technology method for new construction called the CARBON SHELL SYSTEM ("CSS"). The Company believes that RetroShield is capable of handling earthquake-type loads while containing damaged concrete and steel in civil infrastructures. The Carbon Shell System combines conventional civil construction and advanced carbon fiber reinforced polymer matrix composites with concrete to provide a pre-manufactured advanced composite tube depending on the strength, stiffness and stability requirements for the structural component. It has application in a variety of common structural components, including columns, girders and beams.

         APPLICATION METHODS. In the retrofit/repair of existing structures with composite overlays the application methods begin with a fabric, which is impregnated with the matrix resin on-site and subsequently applied or "wallpapered" to structural elements (i.e., walls, columns, beams, and/or floor slabs) after surface preparation. Each "structural wallpaper" layer forms a composite overlay of approximately
0.05 inches (1.2 mm) in thickness. The Company expects to market turnkey applications for projects under $10 million and in projects over $10 million it plans to farm-out the application to major construction firms and provide the management or application oversight, receiving a fee between 10% to 20% of the total cost of the retrofit/repair project.

         The Company believes that one of its key competitive advantages is due to the composite material knowledge base that it has accumulated. Although the ultimate future revenue and cash flow realization of this "knowledge capital" is uncertain, the Company believes that it is a critical component in the successful execution of its business strategy.

         With the acquisition of TSC and Anchor and Global Strategic Alliance with Prime, The Company believes that a significant opportunity exists nationally and in the Asian Region for growth and profit. The Company expects to market a wide range of value-priced services/technology directly to commercial and governmental customers as well as composite overlay solution services to construction and A&E firms through technology licenses. In addition, the Company believes that through the focused acquisition and consolidation of niche design service firms, it could offer an expanded range of service that would enable it to deploy composite overlay solutions more rapidly and cost-effectively.

COMPETITION

         The use of composite overlays for retrofit and repair of large structures, including buildings, bridges and highways, is dominated by a number of larger material supply competitors who are well financed and have well recognized industry names, and are aggressively competing in the market. However, these competing companies are primarily focused on the sale of the material components through supply houses or partnering construction firms.

EMPLOYEES

         As of September 30, 2000, the Company has thirteen full-time and seven part-time employees. None of the employees are represented by a labor union, and the Company considers its relations with employees to be good. The Company also engages consultants from time to time for various services.

RESEARCH & DEVELOPMENT

         Since its inception, the Company's research and development activities have primarily focused on the following three main areas: (1) advanced composite overlays for BLAST RETROFITS; (2) COMPOSITE SHELL SYSTEMS (CSS) as structural stay-in-place forms for new construction; and (3) advanced composite overlays for SEISMIC RETROFITS, repairs, and upgrades.

         With respect to (1), government field tests (e.g., at White Sands Missile Range in New Mexico) have demonstrated that composite overlays constitute an extremely effective and affordable method for protecting primary structural elements (e.g., columns) against blast threats. As a result, this technology is under consideration by the Department of State and the Department of Defense for protection of key foreign and domestic structures.

         With respect to (2), the new CSS technology has reached an operational stage. The first bridge based on the use of the CSS system (the King's Stormwater Channel Bridge) was recently completed in California, near the Salton Sea. This structure serves as an important technology demonstrator.

         With respect to (3), CSI has, with the aid of the acquisition of Anchor Reinforcements, developed a material system for seismic retrofits, which has better performance and cost metrics than CSI's previous system. This is expected to improve current profit margins. In addition to material systems, CSI has completed PC-based design software, which allows an engineer to rapidly execute composite overlay designs for the seismic retrofit of key structural elements such as columns. The Company is currently extending this software to include retrofit designs for blast loads.

         During the next report period, the Company intends to devote substantial resources to research and development activities related to composite overlays, CSS for new construction, material systems, and software development.

INTELLECTUAL PROPERTY

         The Company owns a unique retrofit design software program for the seismic loading of structures, which is subject to copyrights. This program is being expanded to include blast retrofit designs; the expanded program too will be subject to copyrights. The Company has licensed additional key retrofit/repair and new construction technology from the University of California. This license is co-exclusive (see item 12 below). If the third party license is surrendered or otherwise terminated, the licensor has granted the Company the right of first negotiations to become the exclusive licensee for that technology. The University of California has retained the priority rights to enforce the patent protection against infringements by any third party. The foregoing licenses are based on two patent applications. One has been granted (Patent Number 6,003,276 issued December 21, 1999). The other patent application is under review by the U.S. Patent and Trademark Office.

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

GOVERNMENTAL AND INDUSTRY REGULATIONS

         Widespread commercialization of certain of the Company's technology into buildings is necessarily dependent upon building and other code approvals of a number of the governmental jurisdictions in which sales are to be made. Local governments which adopt and administer the building codes, generally adopt the model codes of either the International Conference of Building Officials
(ICBO) with its Uniform Building Code (UBC), or the American Concrete Institute
(ACI), each of which apply primarily to building structures. The Company's technology is presently acknowledged by ICBO and ACI, through published acceptance criteria and preliminary guideline documents. No formal approvals of the technology have been granted to date. Therefore, approval through any governmental office within the United States will require departmental review in order to be granted an exemption to the current code. However, such exemptions are readily allowed for the nature of the work contemplated by the Company. The Company believes that previous testing, approvals, and technology use, along with future testing will provide the necessary justification to obtain approvals. Additionally, the Company intends to contribute aggressively to the adoption of new codes to include the technology.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive offices are located at 3655 Nobel Drive, Suite 440, San Diego, CA 92122. The Company, along with Trans-Science Corporation, leases this office space of approximately 2800 sq. ft. The lease obligation is for three years, which commenced on November 15, 1999. The lease provides for monthly payments of approximately $6,912, subject to periodic adjustments for inflation.

         The Company has recently opened a new East Coast office in Washington, D.C. (CSI-Washington), located at 15200 Shady Grove Road, Suite 202, Rockville, Maryland 20850. The area is known as the I-270 Technology Corridor, located approximately 25 minutes from downtown Washington, D.C.

         CSI-Washington will market CSI's revolutionary composite technologies for new and existing civil structures in the eastern United States. In addition, this office will assist in the coordination of CSI's international programs. It will interface with the Prime Group of Korea to use CSS for new construction in Asia, and also with the Department of State (DOS), the Defense Threat Reduction Agency (DTRA), and the Federal Emergency Management Agency (FEMA) concerning the blast hardening of US Embassies and other key government structures.

         The newly acquired Anchor Reinforcements is located at 5692 Buckingham Drive, Huntington, Beach, California 92649, and leases an office and manufacturing space of approximately 3,000 sq. ft. with monthly payments of approximately $3,000.

         Anchor Reinforcement owns and operates custom, patented, state-of-the-art equipment for the fabrication of unidirectional fabrics. This proprietary equipment blends Remays into the fabric via a proprietary process, which leads to high quality, low cost fabrics with exceptional drapability characteristics. The market for such fabrics currently ranges from aerospace - to recreational - to civil industries.

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor its subsidiaries are the subject of any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The shares of the Company's Common Stock are traded on the OTC Bulletin Board (Symbol "KIPS"). The following table sets forth, for the periods indicated, the high and low closing bid prices for the Company's Common Stock, as reported by the National Quotation Bureau, for the quarters presented. Bid prices represent inter-dealer quotations without adjustments for markups, markdowns, and commissions.

         Quarterly Common Stock Price Range (High Low)

         Fiscal year ended September 30, 1999 4th Quarter $0.60 $0.10

         Fiscal year ended September 30, 2000 1st Quarter $5.00 $0.65 2nd Quarter $4.90 $0.80 3rd Quarter $3.45 $0.75 4th Quarter $1.00 $0.50

         As of September 30, 2000, there were 12,371,704 shares of Common Stock outstanding, and there were approximately 59 shareholders of the Company's Common Stock.

         The Company has not paid any dividends since its inception and has no current plans to pay dividends on the Common Stock in the foreseeable future. The Company intends to reinvest future earnings in the development and expansion of its business. Any future determination to pay dividends will depend upon the Company's results of operations, financial condition and capital requirements and such other factors deemed relevant by the Company's Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This report contains "forward-looking" statements. The Company is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "expects," "intends," "anticipates," "may," "plans," "projects" and "estimates," and analogous or similar expressions.

         The Company's ability to predict projected results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially than those discussed herein: (1) ability to attract and retain customers to purchase its products and services, (2) ability to commercialize and market products, (3) results of research and development, (4) technological advances by third parties and competition, (5) future capital needs of the Company, (6) history of operating losses, (7) dependence upon key personnel, and (8) general economic and business conditions. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

         For the period from inception (October 20, 1997) through September 30, 1999, the Company had no revenues from operations and had no significant business operations other than organizational and capital raising activities. On June 30, 1999, as mentioned above, the Company consummated a reverse acquisition pursuant to which the Company acquired CSI Nevada, a developer of composite overlay technology for construction. Since that date, the Company's business activities have consisted of, (1) research and development activities relating to design software development and development of new material systems, (2) identification and acquisition of related companies (TSC and Anchor) to enhance Company's technology base and growth potential, (3) formation of Global Strategic Alliance With the Prime Group of Korea to expand the Company's markets in the Asian Region, and (4) marketing of its products and services to potential customers.

         Some of the benefits of the new acquisitions and alliance have been discussed in Item 1, above. From a revenue generation standpoint, with the acquisition of Anchor on August 31, 2000, the Company immediately started to generate revenues of approximately $45,000 per month. The acquisition of TSC has allowed the Company to secure a DTRA research and development contract related to application of composite overlay technology to blast effects on structures and valued at approximately $288,000 for a performance period of 18 months.

         For the fiscal year ended September 30, 2000, the Company had net loss of $1,090,715 or $0.09 per share, as compared to a net loss of $574,850 or $0.03 per share for the fiscal year ended September 30, 1999. Its general and administrative expenses increased from $143,656 in 1999 to $287,778 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company operated with modest capital in 2000, as it did in 1999. In order to meet all of its financial obligations in 2000, the Company relied heavily on the sale of its Common Stock to generate additional capital. During the period December 1999 to June 2000 the Company issued 668,333 shares of Common Stock under a private placement in exchange for $760,000 in cash, net of offering costs. On September 28, 2000 the Company issued 300,000 shares of Common Stock in exchange for services.

         The Company had current assets of $282,597 as of September 30, 2000, representing an increase of $269,560 over the prior fiscal year ended September 30, 1999. In addition, the Company's property, plant and equipment were valued at $94,891 as of September 30, 2000, compared to $13,143 in 1999. The Company's current and long-term liabilities as of September 30, 2000 were $348,260 and $500,000, respectively.

         In year 2001, the Company intends to devote substantial part of its financial resources towards the marketing of its products and services to the construction industry. In order to facilitate such marketing efforts, the Company expects to seek additional capital through the sale of equity securities. Also, the Company intends to pursue licensing technologies as a financing alternative.


ITEM 7.  FINANCIAL STATEMENTS

         See the Consolidated Financial Statements and related Report of Independent Certified Public Accountants included herewith as pages F-1 through F-19.

ITEM 8. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As reported in 8-K filing dated June 26, 2000, the Company was advised on June 23, 2000 by Durland & Company, CPA's of Palm Beach, Florida ("Durland") and the Company's independent accounting firm that Durland would not stand for re-election, effectively immediately. During the Company's two most recent fiscal years and the subsequent interim periods up to the date of declining to stand for re-election, there were no disagreements on any matters of the accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Durland, would have caused Durland to make reference to the matter in its report. Durlands report on the Company's financial statements for each period for which it performed an audit of the Company's financial statements contained no adverse opinion or disclaimer of opinion, nor was modified or qualified as to uncertainty, audit scope, or accounting principles. The Durland's decision to not stand for re-election was approved by the Board of Directors of the Company.

         On June 23, 2000, Peterson & Co. of San Diego, California was engaged as the principal independent accountant to audit the Company's financial statements. The engagement was approved by the Board of Directors of the Company.

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


         The Directors and Executive Officers of the Company as of September 30, 2000 are as follows:

         Dr. Gilbert A. Hegemier, Chairman of the Board of Directors since June 1999
         Mark Olson, Director, President and Chief Operating Officer since February 2000
         Donald Nicholson, Director and Chief Executive Officer from June 1999 to August 2000 WHEN HE RESIGNED.

         The terms of all Directors will expire at the next annual meeting of the Company's stockholders when their successors are elected and qualified. All Corporate Officers serve at the pleasure of the Board of Directors.

         GILBERT A. HEGEMIER, PH.D. Dr. Hegemier is one of the developers of the composite overlay technology and has served as the Company's Chairman since June 1999. Dr. Hegemier also served as President of CSI Nevada from December 1998 through June 1999. Dr. Hegemier has served as a professor at the University of California, San Diego since 1968, where he currently serves as a Professor of Structural Engineering and also serves as Co-Director of The Powell Structural Systems Laboratory. Since 1980, Dr. Hegemier has also served as President and CEO of Trans-Science Corporation where he directed research and development work in shock wave simulation programs and advanced material models for the Department of Defense in a wide range of technical areas.

         MARK OLSON. Mr. Olson has more than 25 years of marketing experience in the textile industry worldwide, with special expertise in fiber-reinforced laminates. He has held positions with companies focused on manufacturing, domestic and international marketing, and business management and consulting, where he specialized in mergers, acquisitions and turnarounds of both public and private textile companies. Mr. Olson served as a division president of a leading weaving and finishing house in Spain. There, he completed a company turnaround that included the introduction of new products in the United States, Europe and Asia.

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

         Based solely on review of copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 2000. The Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the Commission.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation of the FORMER Chief Executive Officer of the Company and other Directors and Executive Officers who received total annual compensation in excess of $100,000 for the fiscal years ended September 30, 2000 and 1999:

         Donald Nicholson, FORMER Chief Executive Officer; 2000 $97,489; 1999 $29,667
         Mark Olson, President and Chief Operating Officer; 2000 $48,385; 1999 $0.00
         Dr. Gilbert A. Hegemier, Chairman of the Board of Directors; 2000 $130,000; 1999 $113,750

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 30, 2000, for
(i) each of the Company's directors, (ii) by each of the executive officers identified in the Summary Compensation Table, (iii) all executive officers and directors of the Company as a group and (iv) each person who is known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock. The Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

         Name Position Shares Owned Percent

         Dr. Gilbert A. Hegemier, Chairman; 3,584,242, 29%

         All Officers and Directors as a Group; 3,709,242, 30%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH DR. GILBERT HEGEMIER AND AFFILIATES

         Dr. Hegemier is a full-time professor and staff member with the University of California, San Diego, Department of Engineering, as well as Co-Director of The Powell Structural Systems Laboratory, which is the University's testing laboratory for materials and technologies similar to the Company's products. In that position, he is responsible to the University and all entities dealing with it to be open, fair and even handed in his research, testing and public information. He cannot provide preference to the Company or its clientele, even though he is the largest single stockholder and principal of the Company.

         In June 1999, the Company entered into a Share Exchange Agreement with CSI Nevada of which Dr. Gilbert A. Hegemier was the principal shareholder. Pursuant to that Share Exchange Agreement, the Company acquired 100% of the outstanding stock of CSI Nevada by issuing 1,000,000 new shares of the Company to Dr. Hegemier.

         In June 2000, through a Share Exchange Agreement the Company acquired TSC where Dr. Gilbert A. Hegemier was the Director and CEO and owned approximately 56% of TSC's privately held Stocks. Pursuant to the Agreement, Dr. Hegemier received 532,960 shares of the Company's Common Stock in exchange for his 1,217 shares of TSC.

LICENSES WITH THE UNIVERSITY OF CALIFORNIA

         The University of California is the holder of a patent for the Retrofit and Repair of Concrete and Masonry Walls from the inventions made in the course of research by Prof. Gilbert A. Hegemier and his associates. On April 20, 1999, the Company entered into a License Agreement with the University of California, San Diego, under which the University granted to the Company a license for that patent. That document grants the Company a license to use that technology throughout the world for the life of the patent. In consideration, the Company paid a licensing fee of $40,000 and is to pay royalty fees of 1.5% of its net sales revenues. Under the terms of the agreement, the Company must also pay one-half of all past and future patent costs. The license is co-exclusive with one other third party licensee. That third party licensee does not have access to the other ancillary technology, has not recently been active in the retrofit/repair business and is subject to a default notice by the University. In the event of a termination of that license, the University has expressed its willingness to negotiate in good faith with the Company to reach an arrangement in which the Company would be the exclusive licensee for that technology.

         The University of California has developed certain proprietary technology for the CARBON SHELL SYSTEM from the inventions made in the course of research by Prof. Gilbert A. Hegemier and his associates. On August 4, 1999, the Company entered into a License Agreement with the University of California, San Diego, under which the University granted to the Company a co-exclusive license throughout the part of the world the Company designates (after payment of costs) for that technology. In consideration, the Company paid a licensing fee of $5,000 and is to pay royalties of 1.5% of its net sales revenues. Under the terms of the agreement, the Company must also pay one-half of all past and future patent costs.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION
----------------  ----------------
 3.1              Articles of Incorporation of the Company, as amended(1)
 3.2              Bylaws of the Company, as amended(1)
10.1              License Agreement with UCSD (Case No. SD96-103)(2)
10.2              License Agreement with UCSD (Case No. SD96-040)(2)
10.3              Share Exchange Agreement(3)
10.4              Share Exchange Agreement with and Acquisition of TSC(4)
10.5              Acquisition of Penultimo, Inc.(5)
10.6              Global Strategic Alliance Agreement with Prime
16.1              Independent Auditor's Report for fiscal year ended
                  September 30, 1999(6).
16.2              Letter on Change in Certifying Account(7)
----------------

(1) Incorporated by reference to the referenced document filed as an exhibit to the Company's Registration Statement on Form 10SB12G/A, Commission File No. 000-24551, filed on October 20, 1998.

(2) Incorporated by reference to the referenced document filed as an exhibit to the Company's Annual Report on Form 10-KSB, Commission File No. 000-24551, filed on January 13, 2000.

(3) Incorporated by reference to the referenced document filed as an exhibit to the Company's Current Report on Form 8-K, Commission File No. 000-24551, filed on July 14, 2000 and August 31, 2000.

(4) Incorporated by reference to the referenced documents related to the Acquisition of TSC and filed on Form 8-K, Commission File No. 000-24551, on June 26, 2000 and July 25, 2000.

(5) Incorporated by reference to the referenced document related to the Acquisition of Penultimo, Inc. and filed on Form 8-K, Commission File No. 000-24551, on September 15, 2000 and amended on September 18, 2000.

(6) Incorporated by reference to the referenced document filed as Independent Auditor's Report as part of the Company's Annual Report filed on Form 10KSB, Commission file No. 000-24551, filed on January 13, 2000.

(7) Incorporated by reference to the referenced document related to the Change in Certifying Account and filed on Form 8-K, Commission File No. 000-24551, on June 26, 2000.

(b)      REPORTS ON FORM 8-K.

                  On July 25, 2000, the Company filed a Current Report on Form 8-K relating to the Company's acquisition of TSC by way of an exchange of shares of the Company for all of the shares of TSC.

                  On September 15, 2000, the Company filed a Current Report on Form 8-K (amended on September 18, 2000) relating to the Company's acquisition of Penultimo, Inc. by way of an exchange of shares of the Company for all of the shares of Penultimo.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 12, 2000

                                            Composite Solutions, Inc.


                                            By: /s/ MARK OLSON
                                                --------------------------------
                                                Mark Olson, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURES                          CAPACITY                           DATE
----------                          --------                           ----

/s/ MARK OLSON                      President                          January 12, 2000
---------------------------
Mark Olson


/s/ GILBERT A. HEGEMIER             Chairman of the Board              January 12, 2000
---------------------------
Gilbert A. Hegemier

                          INDEX TO FINANCIAL STATEMENTS





Independent Auditor's Report from Peterson & Company                   F-2

Consolidated Balance Sheets                                            F-3

Consolidated Statements of Operations                                  F-4

Consolidated Statements of Stockholders' Equity                        F-5

Consolidated Statements of Cash Flows                                  F-6

Notes to Consolidated  Financial Statements                            F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Composite Solutions, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Composite Solutions, Inc. (a development stage company) and Subsidiaries as of September 30, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Composite Solutions, Inc. and Subsidiaries as of September 30, 1999 and 1998, were audited by other auditors whose report dated December 17, 1999, expressed an unqualified opinion on those statements.

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

In our opinion, the September 30, 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Composite Solutions, Inc. and Subsidiaries as of September 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                         PETERSON & CO.


San Diego, California
DECEMBER 22, 2000, except as to the last paragraph of Note 14, as to which the date is January 12, 2001.

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                                                               SEPTEMBER 30,
                                                                   ----------------------------------------
                                                                       2000           1999          1998
                                                                   -------------   -----------    ---------
                                          ASSETS

CURRENT ASSETS
  Cash                                                             $      24,930   $     8,811    $     379
  Accounts receivable, net of allowance for doubtful
    accounts of $3,333 in 2000 and $0 in 1999 and 1998                    79,177             -            -
  Related party receivables                                                9,920             -            -
  Inventory                                                              167,001             -            -
  Shareholder note receivable and accrued interest                             -             -       10,263
  Prepaid expenses                                                         1,369         4,226            -
  Prepaid income taxes                                                       200             -            -
                                                                   -------------   -----------    ---------
    Total current assets                                                 282,597        13,037       10,642

PROPERTY, PLANT AND EQUIPMENT, NET                                        94,891        13,143            -

OTHER ASSETS
  Intangible assets                                                    1,546,597       527,661            -
  Deposit                                                                  7,677             -            -
                                                                   -------------   -----------    ---------
    Total assets                                                   $   1,931,762   $   553,841    $  10,642
                                                                   =============   ===========    =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                                   $       1,214   $         -    $       -
  Accounts payable                                                       177,634        90,630            -
  Line of credit                                                          51,494             -            -
  Notes payable                                                           64,500             -            -
  Note payable to officer                                                 24,816             -            -
  Accrued expenses                                                        22,250        17,999        4,500
  Income taxes payable                                                     6,352             -            -
                                                                   -------------   -----------    ---------
    Total current liabilities                                            348,260       108,629        4,500

LONG TERM OBLIGATIONS
  Convertible debenture                                                  500,000             -            -
  Other long term obligations                                                  -        13,773            -
                                                                   -------------   -----------    ---------
    Total liabilities                                                    848,260       122,402        4,500

SHAREHOLDERS' EQUITY
  Preferred stock; $0.0001 par value; 10,000,000
    shares authorized; 0 shares issued and outstanding                         -             -            -
  Common stock; $0.0001 par value; 50,000,000
    shares authorized; 12,371,704, 14,500,000 and
    21,196,410 shares issued and outstanding at
    September 30, 2000, 1999 and 1998, respectively                        1,237         1,450        2,120
  Additional paid in capital                                           2,760,023     1,017,032       16,215
  Accumulated deficit                                                 (1,677,758)     (587,043)     (12,193)
                                                                   -------------   -----------    ---------
    Total shareholders' equity                                         1,083,502       431,439        6,142
                                                                   -------------   -----------    ---------
    Total liabilities and shareholders' equity                     $   1,931,762   $   553,841    $  10,642
                                                                   =============   ===========    =========

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  OCTOBER 20, 1997
                                                                                                     (INCEPTION)
                                                               YEAR ENDED                                TO
                                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                                  ------------------------------------   -----------------------------------
                                                          2000               1999              1998                2000
                                                  ----------------    ----------------   ---------------   -----------------
REVENUES                                          $         48,013    $              -   $             -   $          48,013
COST OF SALES                                                9,206                   -                 -               9,206
                                                  ----------------    ----------------   ---------------   -----------------

    Gross profit                                            38,807                   -                 -              38,807

EXPENSES
  Consulting fees                                          277,485              79,000             2,100             358,585
  Depreciation and amortization                             50,592               1,655                 -              52,247
  General and administrative expenses                      287,778             143,656               721             432,155
  Organizational expenses                                        -                 514                 -                 514
  Professional fees - related party                              -              16,249             9,635              25,884
  Professional fees - other                                239,746              12,641                 -             252,387
  Salaries                                                 262,464             320,661                 -             583,125
                                                  ----------------    ----------------   ---------------   -----------------

    Total expenses                                       1,118,065             574,376            12,456           1,704,897
                                                  ----------------    ----------------   ---------------   -----------------

Loss from operations                                    (1,079,258)           (574,376)          (12,456)         (1,666,090)

OTHER INCOME (EXPENSE)
  Interest income                                            2,413               5,686               263               8,362
  Interest income - forgiveness of debt                          -              17,825                 -              17,825
  Gain on forgiveness of debt                                    -               4,861                 -               4,861
  Interest expense                                          (7,518)            (17,825)                -             (25,343)
  Loss on forgiveness of debt                                    -             (11,021)                -             (11,021)
                                                  ----------------    ----------------   ---------------   -----------------

    Total other income (expense)                            (5,105)               (474)              263              (5,316)
                                                  ----------------    ----------------   ---------------   -----------------

Loss before provision for income taxes                  (1,084,363)           (574,850)          (12,193)         (1,671,406)

Provision for income taxes                                   6,352                   -                 -               6,352
                                                  ----------------    ----------------   ---------------   -----------------

NET LOSS                                          $     (1,090,715)   $       (574,850)  $       (12,193)  $      (1,677,758)
                                                  ================    ================   ===============   =================

Basic net loss per share                          $          (0.09)   $          (0.03)  $             -   $           (0.10)
                                                  ================    ================   ===============   =================

Weighted average number of shares                       11,943,406          19,395,182        17,723,194          16,326,140
                                                  ================    ================   ===============   =================

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                      DEFICIT
                                                                                   ACCUMULATED
                                            COMMON STOCK                            DURING THE         TOTAL
                                      --------------------------    ADDITIONAL      DEVELOPMENT     SHAREHOLDERS'
                                         SHARES         AMOUNT    PAID IN CAPITAL       STAGE          EQUITY
                                      ------------   -----------  ---------------  -----------      -------------
BALANCE, OCTOBER 20, 1997 (INCEPTION)            -   $         -  $             -  $         -      $          -

Common stock issued in exchange
 for services                           15,233,910         1,521           (2,120)                          (599)
Common Stock issued for cash             5,962,500           599           18,335                         18,934
Net loss                                                                               (12,193)          (12,193)
                                      ------------   -----------  ---------------  -----------      -------------

BALANCE, SEPTEMBER 30, 1998             21,196,410         2,120           16,215      (12,193)            6,142

Common stock contributed                (7,896,410)         (790)             790                              -
Pre-acquisition income                                                                      47                47
Common stock issued in acquisition       1,000,000           100               47          (47)              100
Common stock issued for payment of
 note payable                              200,000            20          999,980                      1,000,000
Net loss                                                                              (574,850)         (574,850)
                                      ------------   -----------  ---------------  -----------      -------------

BALANCE, SEPTEMBER 30, 1999             14,500,000         1,450        1,017,032     (587,043)          431,439

Common stock surrendered                (4,300,000)         (430)             430                              -
Common Stock issued for cash               668,333            67          759,933                        760,000
Pre-acquisition income                                                                  50,877            50,877
Common stock issued in acquisitions      1,103,371           110          808,668      (50,877)          757,901
Common stock issued in exchange for
 services                                  300,000            30          173,970                        174,000
Common stock issued for finder's fee       100,000            10              (10)                             -
Net loss                                                                            (1,090,715)       (1,090,715)
                                      ------------   -----------  ---------------  -----------      -------------

BALANCE, SEPTEMBER 30, 2000             12,371,704   $     1,237  $     2,760,023  $(1,677,758)   $    1,083,502
                                      ============   ===========  ===============  ===========      =============

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 OCTOBER 20, 1997
                                                                                                    (INCEPTION)
                                                                    YEAR ENDED                          TO
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                         -------------------------------  ---------------------------------
                                                               2000            1999           1998             2000
                                                         ---------------  --------------  -------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $   (1,090,715) $     (574,850) $     (12,193) $       (1,677,758)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                                 50,592           1,655              -              52,247
    Common stock issued in exchange for services                 174,000               -          2,635             176,635
    Common stock issued in lieu of cash                                -             100              -                 100
    Pre-acquisition income                                             -              47              -                  47
(Increase) decrease in operating assets:
  Accounts receivable                                             15,840               -              -              15,840
  Shareholder accrued interest                                         -             263           (263)                  -
  Inventory                                                       (2,055)              -              -              (2,055)
  Prepaid expenses                                                 2,857          (4,226)             -              (1,369)
  Deposit                                                         (7,677)              -              -              (7,677)
Increase (decrease) in operating liabilities:
  Accounts payable                                                50,319          90,630              -             140,949
  Accrued expenses                                                (8,367)         13,499          4,500               9,632
  Income taxes payable                                             6,352               -              -               6,352
  Long term obligation for accounts payable                      (13,773)         13,773              -                   -
                                                         ---------------  --------------  -------------  ------------------

    Net cash used in operating activities                       (822,627)       (459,109)        (5,321)         (1,287,057)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                      (12,906)        (14,798)             -             (27,704)
  Acquisition of intangible assets                               (16,899)       (527,661)             -            (544,560)
  Loans made to related party                                          -               -        (10,000)            (10,000)
  Repayments of loans to related party                                 -          10,000              -              10,000
  Acquisition of subsidiaries                                   (500,000)              -              -            (500,000)
  Cash of acquired subsidiaries                                   17,261               -              -              17,261
                                                         ---------------  --------------  -------------  ------------------

    Net cash used in investing activities                       (512,544)       (532,459)       (10,000)         (1,055,003)

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                   1,214               -              -               1,214
  Increase (decrease) in line of credit                              760               -              -                 760
  Proceeds from note payable to officer                           26,500               -              -              26,500
  Payments of note payable to officer                             (1,684)              -              -              (1,684)
  Proceeds from convertible debenture                            500,000               -              -             500,000
  Proceeds from notes payable                                     64,500       1,000,000              -           1,064,500
  Proceeds from issuance of common stock, net                    760,000               -         15,700             775,700
                                                         ---------------  --------------  -------------  ------------------

    Net cash provided by financing activities                  1,351,290       1,000,000         15,700           2,366,990
                                                         ---------------  --------------  -------------  ------------------

Net increase in cash                                              16,119           8,432            379              24,930

Cash, beginning of period                                          8,811             379              -                   -
                                                         ---------------  --------------  -------------  ------------------

Cash, end of period                                      $        24,930  $        8,811  $         379  $           24,930
                                                         ===============  ==============  =============  ==================

SUPPLEMENTARY DISCLOSURES
  Interest paid                                          $         1,505  $            -  $           -  $            1,505
  Income taxes paid                                      $             -  $            -  $           -  $                -

NON-CASH FINANCING AND INVESTING ACTIVITIES
  Note payable paid by issuance of common stock          $             -  $    1,000,000  $           -  $        1,000,000
  Investment in subsidiary                               $       808,778  $      (12,046) $           -  $          796,732
  Interest on note payable                               $             -  $       17,825  $           -  $           17,825
  Forgiveness of interest on note payable                $             -  $      (17,825)                $          (17,825)

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         THE COMPANY

         Composite Solutions, Inc. (the "Company"), formerly JS Business Works, Inc., was incorporated in the state of Florida on October 20, 1997. The Company has three wholly owned subsidiaries: Composite Solutions, Inc. was incorporated in the state of Nevada on December 8, 1998, Trans-Science Corporation was incorporated in the state of California on September 15, 1980, and Penultimo, Inc. dba Anchor Reinforcements was incorporated in the state of California on January 13, 1992. Composite Solutions Inc. and subsidiaries were organized to develop, manufacture and market unique, innovative and affordable high technology products and processes in key areas of existing and new construction.

         The Company is in the development stage and its efforts through September 30, 2000 have been principally devoted to raising additional capital and negotiating with potential key personnel and leasing facilities. There is no assurance that any benefit will result from such activities. The Company will continue to incur expenses and losses as it pursues its development efforts.

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

         START-UP COSTS

         Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

         ADVERTISING

         Advertising costs are charged to expense as incurred.

         INVENTORIES

         Inventories are valued at lower of the first-in, first-out (FIFO) cost or market.

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost less depreciation. Depreciation is accounted for on the straight-line and accelerated methods based on the estimated useful lives of the related assets. Betterments and large renewals, which extend the life of an asset, are capitalized; whereas, repairs and maintenance, which do not increase the useful lives of property and equipment are charged to operations as incurred.

         INTANGIBLE ASSETS

         Other assets include intangibles such as licensed technology, computer software and goodwill. Intangible assets are recorded at historical cost less amortization. Goodwill is amortized on the straight-line method based on an estimated useful life of five years. Other intangibles are amortized on the straight-line method beginning on the date the assets are placed in service, over their estimated useful lives. The cost of software has been capitalized in accordance with SFAS 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, and amortization is accounted for at the greater of a ratio equal to current revenue divided by estimated future gross revenue or on the straight-line method over a period of five years.

         REVENUE RECOGNITION

         Revenue from the sale of product is recognized in the financial statements when materials are shipped from stock.

         Revenues derived from contracts are accounted for on the percentage-of-completion method of accounting. Revenue is recognized based on a ratio of the actual cost of work performed to a current estimate of the total cost to complete a respective contract.

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

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

         The Company accounts for income taxes under SFAS 109, ACCOUNTING FOR INCOME TAXES. This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial and income tax purposes.

         USE OF ESTIMATES

         The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results may differ significantly from those estimates.

STOCK-BASED COMPENSATION

         In accordance with the provisions of SFAS 123, the Company follows the intrinsic value based method of accounting as prescribed by APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for its stock-based compensation.

NOTE 2 - ACQUISITIONS

         On June 17, 1999 the Company entered into a Share Exchange Agreement. On June 30, 1999 according to the terms of the agreement, the Company issued 1,000,000 shares of its common stock for all of the shares of the outstanding stock of Composite Solutions, Inc. (the "Subsidiary"), a Nevada corporation. The exchange of shares has been accounted for as a reverse merger, under the purchase method of accounting. Accordingly, the combination of Company and the Subsidiary is recorded as a recapitalization of the shareholders' equity of the Subsidiary, the surviving corporation, and for accounting purposes the financial statements presented are those of the Subsidiary.

         On June 23, 2000 the Company entered into a Share Exchange Agreement with Trans-Science Corporation, a California corporation and a company under common control. On July 7, 2000 the Company completed its acquisition. The acquisition, recorded under the purchase method of accounting, included the purchase of all of the outstanding shares of common stock of Trans-Science Corporation in exchange for 953,371 shares of the Company's common stock at $0.75 per share which resulted in a purchase price of $715,028. The liabilities assumed were in excess of the historical cost of the assets acquired at the date of acquisition and the total amount of the purchase price was recorded as goodwill and is being amortized over five years using the straight-line method.

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITIONS (CONTINUED)

         On August 16, 2000 the Company entered into a Share Exchange Agreement with Penultimo, Inc. dba Anchor Reinforcements. On August 31, 2000 the Company completed the acquisition. The acquisition, recorded under the purchase method of accounting, included the purchase of all of the outstanding shares of common stock of Penultimo, Inc. in exchange for 150,000 shares of the Company's common stock at $0.625 per share plus $500,000 in cash which resulted in a total purchase price of $593,750. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition while the balance of $291,050 was recorded as goodwill and is being amortized over five years using the straight-line method.

         The unaudited pro forma combined results of the Company, Trans-Science Corporation, and Penultimo, Inc. dba Anchor Reinforcements as if the acquisitions had taken place at the beginning of fiscal years September 30, 2000, 1999, and 1998 and for the period October 20, 1997 (inception) to September 30, 2000 is as follows:

                                                                       OCTOBER 20,
                                                                           1997
                                                                      (INCEPTION) TO
                                   SEPTEMBER 30,                       SEPTEMBER 30,
                       -----------------------------------   -----------------------------------
                             2000              1999               1998               2000
                       ----------------   ----------------   ----------------   ----------------
Revenues               $        624,763   $        963,652   $      1,143,572   $      2,731,987
Net loss                       (778,935)          (392,368)            82,037         (1,089,266)
Loss per share-basic              (0.07)             (0.02)                --              (0.07)

NOTE 3 - INVENTORIES

Inventories consist of the following at September 30, 2000, 1999 and 1998:

                                                     2000              1999            1998
                                             ----------------  ---------------  ----------------
      Raw material                           $        108,055  $            --  $             --
      Work in process                                      --               --                --
      Finished goods                                   58,946               --                --
                                             ----------------  ---------------  ----------------

                                             $        167,001  $            --  $             --
                                             ================  ===============  ================

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following at September 30, 2000, 1999 and 1998:

                                                             2000              1999            1998
                                                     ----------------  ---------------  ----------------
              Leasehold improvements                 $          1,407  $            --  $             --
              Office furniture and equipment                  195,056           14,798                --
              Machinery                                        65,902               --                --
                                                     ----------------  ---------------  ----------------
                                                              262,365           14,798                --
              Less accumulated depreciation                  (167,474)          (1,655)               --
                                                     ----------------  ---------------  ----------------

                                                     $         94,891  $        13,143  $             --
                                                     ================  ===============  ================

         Depreciation expense for the years ended September 30, 2000, and 1999 was $9,992 and $1,655, respectively, and $11,647 and $0 for the periods October 27, 1997 to September 30, 2000 and 1998, respectively.

NOTE 5 - INTANGIBLE ASSETS

         In April 1999 the Company entered into a license agreement with the Regents of the University of California San Diego (UCSD) for a license under patent rights to make, use, sell, offer for sale, import licensed products, practice licensed methods, and to use certain technology. A license fee of $40,000 was paid upon execution of the agreement. Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of the licensed products. The Company must also pay for one half of all past and future patent costs. Payments under the license agreement totaled $7,420 and $7,362 for the years ended September 30, 2000 and 1999, respectively, and $54,782 and $0 for the periods October 20, 1997 (inception) to September 30, 2000 and 1998, respectively. In addition, the Company is obligated to pay certain fees and royalties for any executed sub-license arrangements. At September 30, 2000 this intangible asset has not been placed in service. Accordingly, there were no such arrangements and no amortization expense has been incurred during the period October 20, 1997 (inception) to September 30, 2000.

         In August 1999 the Company entered into a second license agreement with UCSD for a license under patent rights to make, use, sell, offer for sale, import licensed products, to practice licensed methods, and to use certain technology. A license fee in the amount of $5,000 was paid upon execution of the agreement. Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of licensed products and certain fees and royalties for any executed sub-license agreements. In addition, the Company is obligated to pay for one-half of all past and future patent costs. Payments under the license agreement totaled $33,354 and $0 for the years ended September 30, 2000 and 1999, respectively, and $33,354 and $0 for the periods October 20, 1997 (inception) to September 30, 2000 and 1998, respectively.

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INTANGIBLE ASSETS (CONTINUED)

     At September 30, 2000, 1999 and 1998 there were past and future patent costs payable as follows:

                                                           2000             1999             1998
                                                     ----------------  ---------------  ----------------
              Included in accounts payable           $         17,445  $        27,547  $             --
              Included in long-term obligations                    --           13,773                --
                                                     ----------------  ---------------  ----------------

                                                     $         17,445  $        41,320  $             --
                                                     ================  ===============  ================

         In January 1999 the Company acquired certain intangible assets from Trans-Science Corporation, a company under common control and subsequently acquired on July 7, 2000. Fire test data concerning overlay systems in the form of technical reports prepared by an independent laboratory in New York performed prior to the Company's inception was purchased for cash in the amount of $13,979 from Trans-Science Corporation at its cost. At September 30, 2000 these intangible assets were not placed in service. Accordingly, there was no amortization expense incurred during the period October 20, 1997 (inception) to September 30, 2000.

         In January 1999 Trans-Science Corporation sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company for cash in the amount of $330,000. In addition, during the year ended September 30, 1999, the Company paid Trans-Science Corporation $90,000 for upgrade services on this software. At September 30, 2000 this intangible asset was not placed in service. Accordingly, there was no amortization expense incurred during the period October 20, 1997 (inception) to September 30, 2000.

         On July 7, 2000 the Company acquired 100% of the outstanding shares of common stock of Trans-Science Corporation, a company under common control through July 7, 2000. The Company recorded goodwill in the amount of $715,028 representing the excess of the cost to acquire Trans-Science Corporation over the historical cost of the net assets acquired.

         On August 31, 2000 the Company acquired 100% of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements. The Company recorded goodwill in the amount of $291,050 representing the excess of the cost to acquire Penultimo, Inc. over the sum of the amounts assigned to identifiable net assets acquired.

         Amortization expense for the years ended September 30, 2000 and 1999 was $40,600 and $0, respectively, and $40,600 and $0 for the periods October 27, 1997 to September 30, 2000 and 1998, respectively.

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - SHAREHOLDERS' EQUITY

PREFERRED STOCK

         The Company has authorized the issuance of ten million (10,000,000) shares of preferred stock, having one hundredth of a cent ($.0001) par value per share. The Board of Directors of the Company has discretion to determine the rights, preferences and privileges of this preferred stock. There are no shares of preferred stock issued and outstanding at September 30, 2000, 1999 and 1998, respectively.

COMMON STOCK

         The Company has authorized fifty million (50,000,000) shares of common stock, having one hundredth of a cent ($0.0001) par value per share. On October 21, 1997 the Company issued 1,601,000 shares to its President for the value of services rendered in connection with the organization of the Company. In April 1998 the Company issued 646,000 shares of common stock under Regulation D offerings in exchange for $18,934 in cash, net of offering costs. Also in April 1998 the Company issued 49,500 shares to its Executive Vice President for the net value of services rendered of $2,378. On June 25, 1999 the Company completed a
         9.229876 shares for 1 share forward split. Retroactive effect to this split has been given in the accompanying financial statements. On June 25, 1999 the Company received 7,896,410 shares contributed back to the Company. On June 30, 1999 the Company issued 1,000,000 shares to acquire 100% of the issued and outstanding common stock of the Composite Solutions, Inc., a Nevada corporation. On June 30, 1999 the Company issued 200,000 shares in settlement of a note payable with a principal balance of $1,000,000 and accrued interest of $17,825.

         In December 1999, a trustee shareholder surrendered 4,300,000 shares, which have been canceled. During the period December 1999 to June 2000 the Company issued 668,333 shares of common stock under a private placement in exchange for $760,000 in cash, net of offering costs. On July 7, 2000 the Company issued 953,371 shares of common stock valued at $715,028 in exchange for 100% of the outstanding shares of common stock of Trans-Science Corporation. On August 31, 2000 the Company issued 150,000 shares of common stock valued at $93,750 plus $500,000 in cash in exchange for 100% of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements. On September 15, 2000 the Company issued 100,000 shares of common stock as finder's fees. On September 28, 2000 the Company issued 300,000 shares of common stock valued at $174,000 in exchange for services. There are 12,371,704, 14,500,000 and 21,196,410 shares of common stock issued and outstanding at September 30, 2000, 1999 and 1998, respectively.

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - LINE OF CREDIT

         The Company has a business secured open line of credit with a bank in the amount of $50,000. The line of credit bears interest at the prime rate, as published in the WALL STREET JOURNAL, plus 2.5% (12.0% at September 30, 2000). At September 30, 2000 there was a balance due in the amount of $51,494, including a $250 loan fee and accrued interest.

NOTE 8 - NOTES PAYABLE

         On September 19, 2000 the Company entered into a demand note payable in the amount of $44,500, with interest at 12% per annum. At September 30, 2000 there is a balance due in the amount of $44,500 plus accrued interest in the amount of $210.

         On August 29, 2000 the Company entered into a demand note payable in the amount of $20,000, with interest at 12% per annum. At September 30, 2000 there is a balance due in the amount of $20,000 plus accrued interest in the amount of $161.

NOTE 9 - LONG TERM OBLIGATIONS

         CONVERTIBLE DEBENTURE

         On August 17, 2000 the Company issued an 8% convertible debenture note in the amount of $500,000, which is due on August 17, 2003. Interest at the rate of 8% per annum is due on January 1 and July 1 each year until the principal amount of the note is paid in full. Interest is convertible into shares of common stock at the lesser of the principal conversion price or eighty percent (80%) of the average closing bid price of the Company's common stock for the five (5) trading days immediately prior to the interest due date. Principal is convertible into restricted and unrestricted shares of common stock at seventy-five cents ($.75) for each restricted share of common stock plus the issuance of one unrestricted share of common stock for each two dollars ($2) converted. After December 31, 2000 the Company may redeem all or a portion of the note by paying all unpaid principal and interest, or force conversion at the effective conversion price, subject to the performance of the Company's common stock. There is no beneficial conversion feature. At September 30, 2000 there is a balance due in the amount of $500,000 plus accrued interest in the amount of $4,822.

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS

         The Company and subsidiaries lease certain offices, facilities and equipment under non-cancelable operating leases. The lease terms end between November 2002 and September 2003. Future minimum payments under the lease are as follows:

                Fiscal Year 2001                $    125,072
                Fiscal Year 2002                     130,237
                Fiscal Year 2003                      23,370
                Fiscal Year 2004                          --
                                                ------------
                                                $    278,679
                                                ============

         Rental expense was $70,731 and $37,800 for the years ended September 30, 2000 and 1999, respectively, and was $108,531 and $0 for the periods October 27, 1997 to September 30, 2000 and 1998, respectively.

NOTE 11 - EARNINGS PER SHARE

         The computations of basic and diluted earnings per share from continuing operations for the years ended September 30, 2000 and 1999, and the periods October 27, 1997 (inception) to September 30, 2000 and 1998 were as follows:

                                                                                 OCTOBER 20,
                                                                                     1997
                                                                                (INCEPTION) TO
                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                 -----------------------------------   -----------------------------------
                                       2000              1999               1998               2000
                                 ----------------   ----------------   ----------------   ----------------
         Loss per share-basic
         Numerator:
         Net loss                $     (1,090,715)  $       (574,850)  $        (12,193)  $    (1,677,758)

         Denominator:
         Weighted average
          number of shares             11,943,406         19,395,182         17,723,194        16,326,140
                                 ----------------   ----------------   ----------------   ----------------
         Loss per share-basic    $          (0.09)  $          (0.03)  $          (-.--)  $         (0.10)
                                 ================   ================   ================   ================

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - INCOME TAXES

         Net deferred tax assets at September 30, 2000, 1999 and 1998 were approximately $775,000, $269,600 and $5,600, respectively, which represent the amount of tax benefits of start-up, organization and syndication costs. The Company has established a valuation allowance against these net deferred tax assets because it is more than likely that the deferred tax benefits will not be utilized.


NOTE 13 - RELATED PARTY TRANSACTIONS

         INTANGIBLE ASSETS

         In January 1999 the Company acquired certain intangible assets from Trans-Science Corporation, a company under common control through July 7, 2000. Also in January 1999, Trans-Science Corporation sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company.

         STOCK-BASED COMPENSATION

         On October 21, 1997 the Company issued 1,601,000 shares to its President for the value of services rendered in connection with the organization of the Company. Also in April 1998 the Company issued 49,500 shares to its Executive Vice President for services.

         ADVANCES

         In June 1999 the Company advanced funds in the amount of $4,950 to an officer of the Company for certain moving expenses. At September 30, 1999, the amount was repaid. At September 30, 1999, the Company owed certain of its officers a total of $2,179 for reimbursement of certain Company related expenses. At September 30, 2000, the amount was repaid.

         NOTE PAYABLE

         On February 24, 2000 the Company issued an unsecured promissory note to borrow up to $75,000 from a director. The note bears an interest rate of 7% per annum on the outstanding advances. The note is due on demand, but not before September 1, 2000.

         On February 14, 2000 the director advanced the Company $25,000. The principal plus interest of $243 was paid in April 2000.

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)

         NOTE PAYABLE (CONTINUED)

         On July 20, 2000 the director advanced the Company $25,000. On August 18, 2000 the director advanced the Company an additional $1,316 and the Company repaid $1,500. At September 30, 2000 there are advances outstanding on the promissory note in the amount of $24,816 with accrued interest in the amount of $292.

         OFFICE LEASE AND OFFICE EXPENSES

         In January 1999, the Company began sharing office space and certain related expenses with Trans-Science Corporation, a company under common control through July 7, 2000. The Company remitted their portion of the lease payment directly to an independent lessor. Rent expense was $53,907 for the period October 1, 1999 to July 7, 2000, $37,800 for the year ended September 30, 1999 and $91,707 and $0 for the periods October 20, 1997 (inception) to July 7, 2000 and September 30, 1998, respectively. Total payments to Trans-Science Corporation for office expenses were $4,432 for the period October 1, 1999 to July 7, 2000, $2,734 for the year ended September 30, 1999 and $7,166 and $0 for the periods October 20, 1997 (inception) to July 7, 2000 and September 30, 1998, respectively. At September 30, 1999, the Company owed Trans-Science Corporation a total of $730 for utilities. At July 7, 2000 the amount was repaid. On July 7, 2000 the Company purchased 100% of the shares of outstanding common stock of Trans-Science Corporation and at September 30, 2000 and for the period July 8, 2000 to September 30, 2000 all significant inter-company transactions have been eliminated in consolidation.

         AGREEMENTS

         In October 1999, the Company entered into a consulting agreement with a shareholder for management, marketing and technical services. Under the terms of the agreement, for the year ended September 30, 2000 the Company made payments of $130,000 for management consulting services.

         In July 2000, the Company entered into a consulting agreement with an officer for management and technical services. Under the terms of the agreement, for the year ended September 30, 2000 the Company made payments of $24,900 for management consulting services.

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - SUBSEQUENT EVENTS

         GLOBAL ALLIANCE AND SUBSCRIPTION AGREEMENT

         On December 7, 2000 the Company entered into a Global Alliance Agreement with The Prime Group located in Seoul, Korea. According to the terms of the Agreement, the Company will receive a 15% equity position in The Prime Group. In addition, The Prime Group entered into a Subscription Agreement to purchase between 4,166,667 to 5,000,000 shares of the Company's common stock for cash in the amount of $2,000,000. The first 2,500,000 shares of common stock will be issued quarterly at $0.40 per share for a total of $1,000,000. An additional 2,500,000 shares of common stock will be issued at $0.40 per share if payment is received by May 31, 2001 or an additional 1,666,667 will be issued at $0.60 per share if payment is received after May 31, 2001. The first quarterly payment in the amount of $250,000 was received in December 2000. The Prime Group has an option to purchase 1,000,000 shares of common stock between October 31, 2001 to October 31, 2003 at an exercise price equal to 35% of the fair value of the shares issued.

         STOCK-BASED COMPENSATION

         On October 24, 2000 the Company issued 99,079 shares of common stock to employees at $0.20 per share as compensation in the amount of $19,816. The Company accounts for stock-based compensation using the intrinsic value based method prescribed by APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, under which additional compensation cost for stock options is recognized for the stock option awards granted below fair market value. Accordingly, the Company recognized additional compensation expense of $29,724.

         COMMON STOCK ISSUED

         On October 24, 2000 the Company issued 175,000 shares of common stock at $0.20 per share for cash in the amount of $35,000.

         STOCK INCENTIVE PLAN

         On December 1, 2000 the Company and subsidiaries' Board of Directors adopted the 2000 Stock Incentive Plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 1,000,000 shares of common stock may be granted to employees, directors and consultants. Stock options may be exercisable up to ten years from the grant date. Stock options vest over service periods that range from zero to five years.

         In October 2000 the Company issued options to purchase 10,000 shares of common stock at an exercise price $0.40 per share. The stock options vest over a one-year period.

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

NOTE PAYABLE

On November 2, 2000 the Company entered into a demand note payable in the amount of $20,000, with interest at 12% per annum.

SUBCONTRACT

On January 12, 2001 the Company was awarded a subcontract with Karagozian & Case (K&C). The subcontract for development of retrofit design methodology in the amount of $288,309 will begin in May 2001 and will support K&C's contract with the United States Department of Defense, Defense Threat Reduction Agency, Office of Special Technology.