Form 10QSB
period 2000-12-31
COMPOSITE SOLUTIONS INC
filed 2001-02-22
CIK 1061822

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 000-24551
                    ---------

                            COMPOSITE SOLUTIONS, INC.
                            -------------------------
                 (Name of Small Business Issuer in its Charter)

          Florida                                                    65-0790758
--------------------------                                           ----------
State or other jurisdiction of                                  I.R.S. Employer
incorporation or organization                                Identification No.

3655 Nobel Drive, Suite 440, San Diego, California                        92122
--------------------------------------------------                  -----------
Address of principal executive office                                  Zip Code

Issuer's telephone number:  (858) 459-4843
                            --------------


-------------------------------------------------------------------------------
Former name and address, if changed since last report

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes X No
                                                           ---  --


As of December 31, 2000, 13,761,904 shares of Common Stock were outstanding.

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

         The following un-audited financial statements contain information regarding the results of operation and balance sheet of Composite Solutions, Inc., a Florida corporation, for the quarter ended December 31, 2000.

The Company's revenues for the quarter ended December 31, 2000 were $121,493.




INDEX TO FINANCIAL STATEMENTS

Accountant's Review Report                                    F-2

Balance Sheets                                                F-3

Statements of Operations                                      F-4

Statements of Changes in Stockholders' Equity                 F-5

Statements of Cash Flows                                      F-6

Notes to Financial Statements                                 F-7


                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Composite Solutions, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Composite Solutions, Inc. (a development stage company) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the three months then ended and the period October 1, 1999 to December 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Composite Solutions, Inc. and subsidiaries.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The consolidated financial statements of Composite Solutions, Inc. and subsidiaries as of December 31, 1999 and the period October 20, 1997 (inception) to September 30, 1999 were reviewed by other accountants, whose report dated February 11, 2000, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.




                                                                  PETERSON & CO.

San Diego, California
February 18, 2001

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                                   DECEMBER 31,
                                                                                            2000                   1999
                                                                                    ---------------------  ---------------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                                          $ 52,364              $ 133,570
  Accounts receivable, net of allowance for doubtful
    accounts of $4,983 in 2000 and $0 in 1999                                                     61,191                      -
  Related party receivables                                                                        9,920                  3,889
  Inventory                                                                                      183,327                      -
  Prepaid expenses                                                                                 2,171                  1,690
  Prepaid income taxes                                                                               200                      -
                                                                                    ---------------------  ---------------------

     Total current assets                                                                        309,173                139,149

PROPERTY, PLANT AND EQUIPMENT, NET                                                                89,934                 11,910

OTHER ASSETS
  Intangible assets                                                                            1,497,563                529,657
  Deposit                                                                                         11,056                  7,373
                                                                                    ---------------------  ---------------------

     Total assets                                                                            $ 1,907,726              $ 688,089
                                                                                    =====================  =====================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                               217,628                 74,425
  Line of credit                                                                                  50,968                      -
  Notes payable                                                                                   84,500                      -
  Accrued expenses                                                                                31,241                 22,576
  Income taxes payable                                                                             3,152                      -
                                                                                    ---------------------  ---------------------

     Total current liabilities                                                                   387,489                 97,001

LONG TERM OBLIGATIONS
  Convertible debenture                                                                          500,000                      -
  Other long term obligations                                                                          -                 13,773
                                                                                    ---------------------  ---------------------

     Total liabilities                                                                           887,489                110,774

SHAREHOLDERS' EQUITY
  Preferred stock; $0.0001 par value; 10,000,000
    shares authorized; 0 shares issued and outstanding                                                 -                      -
  Common stock; $0.0001 par value; 50,000,000 shares
    authorized; 13,761,904 and 10,520,000 shares issued and
    outstanding at December 31, 2000 and 1999, respectively                                        1,377                  1,052
  Additional paid in capital                                                                   3,140,591              1,337,430
  Accumulated deficit                                                                         (2,121,731)              (761,167)
                                                                                    ---------------------  ---------------------

     Total shareholders' equity                                                                1,020,237                577,315
                                                                                    ---------------------  ---------------------

     Total liabilities and shareholders' equity                                              $ 1,907,726              $ 688,089
                                                                                    =====================  =====================


               See accompanying notes and accountants' review report.

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             THREE MONTHS ENDED                   OCTOBER 20, 1997
                                                                DECEMBER 31,                       (INCEPTION) TO
                                                ---------------------------------------------       DECEMBER 31,
                                                        2000                    1999                    2000
                                                ----------------------  ---------------------   ---------------------
REVENUES                                                    $ 121,493                    $ -               $ 169,506
COST OF SALES                                                  52,717                      -                  61,923
                                                ----------------------  ---------------------   ---------------------

     Gross profit                                              68,776                      -                 107,583

EXPENSES
  Consulting fees                                             106,147                      -                 464,732
  Depreciation and amortization                                57,707                  1,233                 109,954
  General and administrative expenses                          77,284                 93,456                 509,439
  Organizational expenses                                           -                      -                     514
  Professional fees - related party                                 -                 10,153                  25,884
  Professional fees - other                                    58,047                  2,500                 310,434
  Salaries                                                    199,126                 68,035                 782,251
                                                ----------------------  ---------------------   ---------------------

     Total expenses                                           498,311                175,377               2,203,208
                                                ----------------------  ---------------------   ---------------------

Loss from operations                                         (429,535)              (175,377)             (2,095,625)

OTHER INCOME (EXPENSE)
  Interest income                                                   2                  1,253                   8,364
  Interest income - forgiveness of debt                             -                      -                  17,825
  Gain on forgiveness of debt                                       -                      -                   4,861
  Interest expense                                            (14,440)                     -                 (39,783)
  Loss on forgiveness of debt                                       -                      -                 (11,021)
                                                ----------------------  ---------------------   ---------------------

     Total other income (expense)                             (14,438)                 1,253                 (19,754)
                                                ----------------------  ---------------------   ---------------------

Loss before provision for income taxes                       (443,973)              (174,124)             (2,115,379)

Provision for income taxes                                          -                      -                   6,352
                                                ----------------------  ---------------------   ---------------------

NET LOSS                                                   $ (443,973)            $ (174,124)           $ (2,121,731)
                                                ======================  =====================   =====================

Basic net loss per share                                      $ (0.03)               $ (0.01)                $ (0.13)
                                                ======================  =====================   =====================

Weighted average number of shares                          12,952,255             13,807,826              16,060,389
                                                ======================  =====================   =====================


               See accompanying notes and accountants' review report.

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                          DEFICIT
                                                                                                        ACCUMULATED
                                                             COMMON STOCK                               DURING THE         TOTAL
                                                    ------------------------------      ADDITIONAL      DEVELOPMENT    SHAREHOLDERS'
                                                      SHARES             AMOUNT       PAID IN CAPITAL      STAGE           EQUITY
                                                    --------------------------------------------------------------------------------
BALANCE, OCTOBER 20, 1997 (INCEPTION)                        -            $ -                $ -              $ -             $ -

Common stock issued in exchange for services        15,233,910          1,521             (2,120)               -            (599)
Common Stock issued for cash                         5,962,500            599             18,335                -          18,934
Common stock contributed                            (7,896,410)          (790)               790                -               -
Pre-acquisition income                                       -              -                  -               47              47
Common stock issued in acquisition                   1,000,000            100                 47              (47)            100
Common stock issued for payment of note payable        200,000             20            999,980                -       1,000,000

Net loss                                                     -              -                  -         (587,043)       (587,043)
                                                    ------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1999                         14,500,000          1,450          1,017,032         (587,043)        431,439

Common stock surrendered                            (4,300,000)          (430)               430                -               -
Common Stock issued for cash                           320,000             32            319,968                -         320,000

Net loss                                                     -              -                  -         (174,124)       (174,124)
                                                    ------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                          10,520,000          1,052          1,337,430         (761,167)        577,315

Common Stock issued for cash                           348,333             35            439,965                -         440,000
Pre-acquisition income                                                                                     50,877          50,877
Common stock issued in acquisitions                  1,103,371            110            808,668          (50,877)        757,901
Common stock issued in exchange for services           300,000             30            173,970                -         174,000
Common stock issued for finder's fee                   100,000             10                (10)               -               -

Net loss                                                     -              -                  -         (916,591)       (916,591)
                                                    ------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2000                         12,371,704          1,237          2,760,023       (1,677,758)      1,083,502

Common Stock issued for compensation                   340,200             34             85,674                -          85,708
Common Stock issued for cash                           850,000             86            294,914                -         295,000
Common stock issued for finder's fee                   200,000             20                (20)               -               -

Net loss                                                     -              -                  -            #REF!           #REF!
                                                    ------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                          13,761,904        $ 1,377         $3,140,591            #REF!           #REF!
                                                    ==============================================================================


               See accompanying notes and accountants' review report.

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   THREE MONTHS ENDED                   OCTOBER 20, 1997
                                                                       DECEMBER 31,                      (INCEPTION) TO
                                                       --------------------------------------------        DECEMBER 31,
                                                               2000                   1999                    2000
                                                       ---------------------  ---------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $ (443,973)            $ (174,124)           $ (2,121,731)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                                   57,707                  1,233                 109,954
     Common stock issued in exchange for services                    85,708                      -                 262,343
     Common stock issued in lieu of cash                                  -                      -                     100
     Pre-acquisition income                                               -                      -                      47
(Increase) decrease in operating assets
  Accounts receivable                                                17,986                      -                  33,826
  Related party receivable                                                -                 (3,889)                      -
  Shareholder accrued interest                                            -                      -                       -
  Inventory                                                         (16,326)                     -                 (18,381)
  Prepaid expenses                                                     (802)                 2,536                  (2,171)
  Deposit                                                            (3,379)                (7,373)                (11,056)
Increase (decrease) in operating liabilities                                                                             -
  Accounts payable                                                   39,994                (16,205)                180,943
  Accrued expenses                                                    8,991                  4,577                  18,623
  Income taxes payable                                               (3,200)                     -                   3,152
                                                       ---------------------  ---------------------   ---------------------

     Net cash used in operating activities                         (257,294)              (193,245)             (1,544,351)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                          (2,446)                     -                 (30,150)
  Acquisition of intangible assets                                   (1,270)                (1,996)               (545,830)
  Loans made to related party                                             -                      -                 (10,000)
  Repayments of loans to related party                                    -                      -                  10,000
  Acquisition of subsidiaries                                             -                      -                (500,000)
  Cash of acquired subsidiaries                                           -                      -                  17,261
                                                       ---------------------  ---------------------   ---------------------

     Net cash used in investing activities                           (3,716)                (1,996)             (1,058,719)

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                     (1,214)                     -                       -
  Increase (decrease) in line of credit                                (526)                     -                     234
  Proceeds from note payable to officer                               5,680                      -                  32,180
  Payments of note payable to officer                               (30,496)                     -                 (32,180)
  Proceeds from convertible debenture                                     -                      -                 500,000
  Proceeds from notes payable                                        20,000                      -               1,084,500
  Proceeds from issuance of common stock, net                       295,000                320,000               1,070,700
                                                       ---------------------  ---------------------   ---------------------

     Net cash provided by financing activities                      288,444                320,000               2,655,434
                                                       ---------------------  ---------------------   ---------------------

Net increase in cash                                                 27,434                124,759                  52,364

Cash, beginning of period                                            24,930                  8,811                       -
                                                       ---------------------  ---------------------   ---------------------

Cash, end of period                                                $ 52,364              $ 133,570                $ 52,364
                                                       =====================  =====================   =====================
SUPPLEMENTARY DISCLOSURES
  Interest paid                                                       $ 686                    $ -                 $ 2,191
  Income taxes paid                                                 $ 3,200                    $ -                 $ 3,200

NON-CASH FINANCING AND INVESTING ACTIVITIES
  Note payable paid by issuance of common stock                         $ -                    $ -             $ 1,000,000
  Investment in subsidiary                                              $ -                    $ -               $ 796,732
  Interest on note payable                                              $ -                    $ -                $ 17,825
  Forgiveness of interest on note payable                               $ -                    $ -               $ (17,825)

               See accompanying notes and accountants' review.

                   COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         THE COMPANY

         Composite Solutions, Inc. (the "Company"), formerly JS Business Works, Inc., was incorporated in the state of Florida on October 20, 1997. The Company has three wholly owned subsidiaries: Composite Solutions, Inc., incorporated in the state of Nevada on December 8, 1998, Trans-Science Corporation, incorporated in the state of California on September 15, 1980, and Penultimo, Inc. dba Anchor Reinforcements, incorporated in the state of California on January 13, 1992. Composite Solutions Inc. and subsidiaries were organized to develop, manufacture and market high technology products and processes in key areas of existing and new construction.

         The Company is in the development stage and its efforts through December 31, 2000 have been principally devoted to raising additional capital and negotiating with potential key personnel and leasing facilities. There is no assurance that any benefit will result from such activities. The Company will continue to incur expenses and losses as it pursues its development efforts.

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

         INTANGIBLE ASSETS

         Other assets include intangibles such as licensed technology, computer software and goodwill. Intangible assets are recorded at historical cost less amortization. Goodwill is amortized on the straight-line method based on an estimated useful life of five years. Other intangibles are amortized on the straight-line method beginning on the date the assets are placed in service, over their estimated useful lives. The cost of software has been capitalized in accordance with SFAS 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED and amortization is accounted for at the greater of a ratio equal to current revenue divided by estimated future gross revenue or on the straight-line method over a period of five years.

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

         On June 23, 2000 the Company entered into a Share Exchange Agreement with Trans-Science Corporation, a California corporation, a company under common control. On July 7, 2000 the Company completed its acquisition. The acquisition, recorded under the purchase method of accounting, included the purchase of all of the outstanding shares of common stock of Trans-Science Corporation in exchange for 953,371 shares of the Company's common stock at $0.75 per share which resulted in a purchase price of $715,028. The liabilities assumed were in excess of the historical cost of the assets acquired at the date of acquisition and the total amount of the purchase price was recorded as goodwill and is being amortized over five years using the straight-line method.

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

NOTE 3 - INVENTORIES

         Inventories consist of the following at December 31, 2000 and 1999:


                                                    2000             1999
                                              ---------------  ----------------
              Raw material                    $       118,618  $             --
              Work in process                              --                --
              Finished goods                           64,709                --
                                              ---------------  ----------------

                                              $       183,327  $             --
                                              ===============  ================


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following at December 31, 2000 and 1999:


                                                    2000             1999
                                              ---------------  ----------------
              Leasehold improvements          $         1,407  $             --
              Office furniture and equipment          197,502            14,798
              Machinery                                65,902                --
                                              ---------------  ----------------
                                                      264,811            14,798
              Less accumulated depreciation          (174,877)           (2,888)
                                              ---------------  ----------------

                                              $        89,934  $         11,910
                                              ===============  ================


         Depreciation expense for the three months ended December 31, 2000, and 1999 was $7,403 and $1,233, respectively and $19,050 for the period October 27, 1997 (inception) to December 31, 2000.

NOTE 5 - INTANGIBLE ASSETS

         In April 1999 the Company entered into a license agreement with the Regents of the University of California San Diego (UCSD) for a license under patent rights to make, use, sell, offer for sale, import licensed products, practice licensed methods, and to use certain technology. A license fee of $40,000 was paid upon execution of the agreement. Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of the licensed products. The Company must also pay for one half of all past and future patent costs. Payments under the license agreement totaled $0 and $7,811 for the three months ended December 31, 2000 and 1999, respectively and $54,782 for the period October 20, 1997 (inception) to December 31, 2000. In addition, the Company is obligated to pay certain fees and royalties for any executed sub-license arrangements. At December 31, 2000 this intangible asset has not been placed in service. Accordingly, there were no such arrangements and no amortization expense has been incurred during the period October 20, 1997 (inception) to December 31, 2000.

         In August 1999 the Company entered into a second license agreement with UCSD for a license under patent rights to make, use, sell, offer for sale, import licensed products, to practice licensed methods, and to use certain technology. A license fee in the amount of $5,000 was paid upon execution of the agreement. Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of licensed products and certain fees and royalties for any executed sub-license agreements. In addition, the Company is obligated to pay for one-half of all past and future patent costs. There were no payments made under the license agreement for the three months ended December 31, 2000 and 1999, respectively and $33,354 for the period October 20, 1997 (inception) to December 31, 2000.

         At December 31, 2000 and 1999 there were past and future patent costs payable as follows:


                                                            2000             1999
                                                      ---------------  ----------------
              Included in accounts payable            $        19,472  $         27,547
              Included in long-term obligations                    --            13,773
                                                      ---------------  ----------------

                                                      $        19,472  $         41,320
                                                      ===============  ================


         In January 1999 the Company acquired certain intangible assets from Trans-Science Corporation, a company under common control and subsequently acquired on July 7, 2000. Fire test data concerning overlay systems in the form of technical reports prepared by an independent laboratory in New York performed prior to the Company's inception was purchased for cash in the amount of $13,979 from Trans-Science Corporation at its cost. At December 31, 2000 these intangible assets were not placed in service. Accordingly, there was no amortization expense incurred during the period October 20, 1997 (inception) to December 31, 2000.

         In January 1999 Trans-Science Corporation sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company for cash in the amount of $330,000. In addition, during the year ended September 30, 1999, the Company paid Trans-Science Corporation $90,000 for upgrade services on this software. At December 31, 2000 this intangible asset was not placed in service. Accordingly, there was no amortization expense incurred during the period October 20, 1997 (inception) to December 31, 2000.

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

         Amortization expense for the three months ended December 31, 2000 and 1999 was $50,304 and $0, respectively and $90,904 for the period October 27, 1997 (inception) to December 31, 2000.

NOTE 6 - CAPITALIZATION

         PREFERRED STOCK

         The Company has authorized the issuance of ten million (10,000,000) shares of preferred stock, having one hundredth of a cent ($.0001) par value per share. The Board of Directors of the Company has discretion to determine the rights, preferences and privileges of this preferred stock. There are no shares of preferred stock issued and outstanding at December 31, 2000 and 1999, respectively.

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

         In December 1999, a trustee shareholder surrendered 4,300,000 shares, which have been canceled. During the period December 1999 to June 2000 the Company issued 668,333 shares of common stock under a private placement in exchange for $760,000 in cash, net of offering costs. On July 7, 2000 the Company issued 953,371 shares of common stock valued at $715,028 in exchange for 100% of the outstanding shares of common stock of Trans-Science Corporation. On August 31, 2000 the Company issued 150,000 shares of common stock valued at $93,750 plus $500,000 in cash in exchange for 100% of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements. On September 15, 2000 the Company issued 100,000 shares of common stock as finder's fees. On September 28, 2000 the Company issued 300,000 shares of common stock valued at $174,000 in exchange for services. During the three months ended December 31, 2000 the Company issued shares of common stock in non-cash transactions as follows: 340,200 shares as compensation valued at $85,708 and 200,000 shares as finders' fees. The Company issued additional shares of common stock in cash transactions: 850,000 shares for cash in the amount of $295,000. There are 13,761,904 and 10,520,000 shares of common stock issued and outstanding at December 31, 2000 and 1999, respectively.

         STOCK INCENTIVE PLAN

         On December 1, 2000 the Company and subsidiaries' Board of Directors adopted the 2000 Stock Incentive Plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 1,000,000 shares of common stock may be granted to employees, directors and consultants. Stock options may be exercisable up to ten years from the grant date. Stock options vest over service periods that range from zero to five years. Vesting period commences April 2001.


                                                         Exercise         Number of          Vested
                                                           Price            Shares           Shares
                                                     ----------------  ---------------  ----------------
                  Outstanding, October 20, 1997                                     --                --
                      Granted                           $.40 - $.50            120,000                --
                                                        Fair Value
                      Exercised                                                     --                --
                      Cancelled                                                     --                --
                                                                       ---------------  ----------------

                  Outstanding, December 31, 2000                               120,000                --
                                                                       ===============  ================


         The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for the stock options awards granted at or above fair market value. For the three months ended December 31, 2000, the Company did not recognize any compensation expense.

NOTE 7 - LINE OF CREDIT

         The Company has a business secured open line of credit with a bank in the amount of $50,000. The line of credit bears interest at the prime rate, as published in the WALL STREET JOURNAL, plus 2.5% (12.0% at December 31, 2000). At December 31, 2000 there was a balance due in the amount of $50,968 plus accrued interest in the amount of $526.

NOTE 8 - NOTES PAYABLE

         On September 19, 2000 the Company entered into a demand note payable in the amount of $44,500, with interest at 12% per annum. At December 31, 2000 there was a balance due in the amount of $44,500 plus accrued interest in the amount of $1,492.

         On August 29, 2000 the Company entered into a demand note payable in the amount of $20,000, with interest at 12% per annum. At December 31, 2000 there was a balance due in the amount of $20,000 plus accrued interest in the amount of $809.

         On November 2, 2000 the Company entered into a demand note payable in the amount of $20,000, with interest at 12% per annum. At December 31, 2000 there was a balance due in the amount of $20,000 plus accrued interest in the amount of $388.

NOTE 9 - LONG TERM OBLIGATIONS

         CONVERTIBLE DEBENTURE

         On August 17, 2000 the Company issued an 8% convertible debenture note in the amount of $500,000, which is due on August 17, 2003. Interest at the rate of 8% per annum is due on January 1 and July 1 each year until the principal amount of the note is paid in full. Interest is convertible into shares of common stock at the lesser of the principal conversion price or eighty percent (80%) of the average closing bid price of the Company's common stock for the five (5) trading days immediately prior to the interest due date. Principal is convertible into restricted and unrestricted shares of common stock at seventy-five cents ($.75) for each restricted share of common stock plus the issuance of one unrestricted share of common stock for each two dollars ($2) converted. After December 31, 2000 the Company may redeem all or a portion of the note by paying all unpaid principal and interest, or force conversion at the effective conversion price, subject to the performance of the Company's common stock. There is no beneficial conversion feature. At December 31, 2000 there was a balance due in the amount of $500,000 plus accrued interest in the amount of $15,054.

NOTE 10 - COMMITMENTS

         The Company and subsidiaries lease certain offices, facilities and equipment under non-cancelable operating leases. The lease terms end between November 2002 and September 2003. Future minimum payments under the lease at December 31, 2000 are as follows:



                            Year Ending
                            December 31,
                            ----------------
                            2001              $       135,444
                            2002                      120,325
                            2003                       32,424
                            2004                           --
                                              ---------------
                                              $       288,193
                                              ===============


         Rental expense was $31,866 and $12,646 for the three months ended December 31, 2000 and 1999, respectively and was $140,397 for the period October 27, 1997 (inception) to December 31, 2000.

NOTE 11 - EARNINGS PER SHARE

         The computations of basic and diluted earnings per share from continuing operations for the three months ended December 31, 2000 and 1999, and the period October 27, 1997 (inception) to December 31, 2000 were as follows:

                                                                                             October 20,
                                                                                                1997
                                                                    December 31,           (Inception) to
                                                       ---------------------------------     December 31,
                                                             2000              1999              2000
                                                       ----------------  ---------------  -----------------
         Loss per share-basic
         Numerator:
         Net loss                                      $       (443,973) $      (174,124) $     (2,121,731)

         Denominator:
         Weighted average
           number of shares                                  12,952,255       13,807,826        16,060,389
                                                       ----------------  ---------------  ----------------
         Loss per share-basic                          $          (0.03) $         (0.01) $          (0.13)
                                                       ================  ===============  ================


NOTE 12 - INCOME TAXES

         At December 31, 2000 the Company has a net operating loss carryforward for tax purposes of approximately $359,000 which expires though the year 2019. Net deferred tax assets at December 31, 2000 and 1999 were approximately $849,400 and $195,000, respectively, which represent the amount of tax benefits of start-up, organization and syndication costs. The Company has established a valuation allowance against these net deferred tax assets because it is more than likely that the deferred tax benefits will not be utilized.

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

         NOTE PAYABLE

         On July 20, 2000 the director advanced the Company $25,000. On August 18, 2000 the director advanced the Company an additional $1,316 and the Company repaid $1,500. On October 20, 2000 and November 21, 2000 the director advanced the Company additional $1,480 and $4,200, respectively. On December 11, 2000 the Company paid principal in the amount of $30,496 plus interest of $686.

         OFFICE LEASE AND OFFICE EXPENSES

         In January 1999, the Company began sharing office space and certain related expenses with Trans-Science Corporation, a company under common control through July 7, 2000. The Company remitted the lease payment directly to an independent lessor. Rent expense was $53,907 for the period October 1, 1999 to July 7, 2000, $12,646 for the three months ended December 31, 1999 and $91,707 for the period October 20, 1997 (inception) to July 7, 2000. Total payments to Trans-Science Corporation for office expenses were $4,432 for the period October 1, 1999 to July 7, 2000, $1,810 for the three months ended December 31, 1999 and $7,896 for the period October 20, 1997 (inception) to July 7, 2000. At December 31, 1999, Trans-Science Corporation owed the Company $3,883 for its share of rent and office expense. At July 7, 2000 the amount was repaid. On July 7, 2000 the Company purchased 100% of the shares of outstanding common stock of Trans-Science Corporation and at December 31, 2000 and for the period July 8, 2000 to December 31, 2000 all significant intercompany transactions have been eliminated in consolidation.

         AGREEMENTS

         In October 1999, the Company entered into a consulting agreement with a shareholder for management, marketing and technical services. Under the terms of the agreement, for the three months ended December 31, 2000 and 1999 the Company made payments of $24,000 and $42,000, respectively, for management consulting services.

         In July 2000, the Company entered into a consulting agreement with an officer for management and technical services. Under the terms of the agreement, for the three months ended December 31, 2000 the Company made payments of $30,450 for management consulting services.

NOTE 14 - AGREEMENTS

         GLOBAL ALLIANCE AND SUBSCRIPTION AGREEMENT

         On December 7, 2000 the Company entered into a Global Alliance Agreement with The Prime Group located in Seoul, Korea. According to the terms of the Agreement, the Company will receive a 15% equity position in The Prime Group. In addition, The Prime Group entered into a Subscription Agreement to purchase between 4,166,667 to 5,000,000 shares of the Company's common stock for cash in the amount of $2,000,000. The first 2,500,000 shares of common stock will be issued quarterly at $0.40 per share for a total of $1,000,000. An additional 2,500,000 shares of common stock will be issued at $0.40 per share if payment is received by May 31, 2001 or an additional 1,666,667 will be issued at $0.60 per share if payment is received after May 31,2001. The Prime Group has an option to purchase 1,000,000 shares of common stock between October 31, 2001 to October 31, 2003 at an exercise price equal to 35% of the fair value of the shares issued. During the three months ended December 31, 2000, the Company issued 625,000 shares of common stock corresponding to the first quarterly payment of $250,000.

NOTE 15 - SUBSEQUENT EVENTS

         SUBCONTRACT

         On January 12, 2001 the Company was awarded a subcontract with Karagozian & Case (K&C). The subcontract for development of retrofit design methodology in the amount of $288,309 will begin in May 2001 and will support K&C's contract with the United States Department of Defense, Defense Threat Reduction Agency, Office of Special Technology.

ITEM 2. PLAN OF OPERATION

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

         The key element of the Company's composite overlay technology consists of an aerospace-type advanced composite material system, such as carbon or glass fabric impregnated with a chemical resin. For retrofit/repairs, the composite overlay system is in the form of cured-in-place structural "wallpaper" for application to walls, columns, floors and other structural elements. For new construction, composite stay-in-place forms are utilized for columns, beams, girders, etc. These forms are structural, and they allow the elimination of most steel reinforcement in concrete structures.

         As reported in the Company's Annual Report on Form 10-KSB for fiscal year 2000 on January 16, 2001, with the recent acquisition of Trans-Science Corporation and Anchor Reinforcements and Global Strategic Alliance with the Prime Group in Korea, the Company expects to market a wide range of value-priced services/technology to commercial and governmental customers as well as composite overlay solution services to construction and A&E firms through technology licenses.

         In order to facilitate such marketing efforts, the Company expects to seek additional capital through the sale of debt or equity securities or a combination thereof. The Company may also seek to add more sales and marketing personnel and strategic partner in order to accelerate the marketing of its products and services.

         To the extent that the Company is successful in its financing activities, the Company intends to devote substantial portion of its financial resources towards the continued development and marketing of its technology, products and services to potential customers in the United States and in the Asian Region through Prime. Capital will also be used for corporate and administrative expenses and general working capital.

         For the fiscal quarter ended December 31, 2000, the Company had a net loss of $443,973 or $0.03 per share, as compared to a net loss of $174,124 or $0.01 per share for the fiscal quarter ended December 31,1999.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

None.


(b) On October 31, 2000, the Company filed an amendment to current report on Form 8-k/A relating to the financial statements of Anchor Reinforcements, which was acquired on August 31, 2000








                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: February 21, 2001

                                               Composite Solutions, Inc.



                                               By: /s/ Gilbert Hegemier
                                                   ---------------------------
                                                    Chairman of The Board, and
                                                    Chief Financial Officer