Form 10QSB
period 2001-03-31
COMPOSITE SOLUTIONS INC
filed 2001-05-22
CIK 1061822

SECURITIES & EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 000-24551

COMPOSITE SOLUTIONS, INC.
(Name of Small Business Issuer in its Charter)

Florida	65-0790758
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

3655 Nobel Drive, Suite 440, San Diego, California	92122
Address of principal executive office	Zip Code

Issuer's telephone number: (858) 459-4843

Former name and address, if changed since last report

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days.  Yes  ☒   No  ☐

As of March 31, 2001,  13,965,641 shares of Common Stock were outstanding.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

             The following un-audited financial statements contain information regarding the results of operation and balance sheet of Composite Solutions, Inc., a Florida corporation, for the quarter ended March 31, 2001.

The Company’s revenues for the quarter ended March 31, 2001 were $148,441.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,
	2001	2000

ASSETS

Current assets
Cash	$2,947	$102,747
Accounts receivable, net of allowance for doubtful accounts of $0 in 2001 and $0 in 2000	17,571	-
Related party receivables	-	4,392
Inventory	-	-
Prepaid expenses	1,674	10,579
Prepaid income taxes	200	-

Total current assets	22,392	117,718

Property, plant and equipment, net	22,057	21,990

Other assets
Intangible assets	1,204,831	537,254
Deposit	10,845	-

Total assets	$1,260,125	$676,962

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	255,175	74,034
Line of credit	51,466	-
Notes payable to officer	159,419	-
Accrued expenses	4,270	16,934
Income taxes payable	-	-

Total current liabilities	470,330	90,968

Long term obligations
Convertible debenture	-	-
Other long term obligations	-	25,146

Total liabilities	470,330	116,114

Shareholders' equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.0001 par value; 50,000,000 shares authorized; 13,965,641 and 10,625,000 shares issued and outstanding at March 31, 2001 and 2000, respectively	1,397	1,063
Additional paid in capital	3,078,657	1,430,226
Accumulated deficit during the development stage	(2,290,259)	(870,441)

Total shareholders' equity	789,795	560,848

Total liabilities and shareholders' equity	$1,260,125	$676,962

See accompanying notes.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

	Six Months Ended March 31,		October 20, 1997 (Inception) to March 31, 2001
	2001	2000

Revenues	$269,934	$-	$317,947
Cost of sales	96,824	-	106,030

Gross profit	173,110	-	211,917

Expenses
Consulting fees	189,822	23,347	548,407
Depreciation and amortization	115,649	2,466	167,896
General and administrative expenses	235,310	113,757	667,464
Organizational expenses	-	-	514
Professional fees - related party	-	-	25,884
Professional fees - other	107,912	15,797	360,300
Salaries	318,187	142,068	875,173

Total expenses	966,880	297,435	2,645,638

Loss from operations	(793,770)	(297,435)	(2,433,721)

Other income (expense)
Interest income	3	1,990	8,365
Interest income - forgiveness of debt	-	-	17,825
Gain on sale of subsidiary	109,025		109,025
Gain on forgiveness of debt	3,400	-	8,261
Interest expense	(36,713)	(146)	(62,056)
Loss on forgiveness of debt	-	-	(11,021)

Total other income (expense)	75,715	1,844	70,399

Loss before provision for income taxes	(718,055)	(295,591)	(2,363,322)

Provision for income taxes	-	-	6,352

Net loss	$(718,055)	$(295,591)	$(2,369,674)

Basic net loss per share	$(0.06)	$(0.03)	$(0.13)

Weighted average number of shares	12,954,519	10,571,923	16,062,653

Summary of Activity of Subsidiary Sold			October 20, 1997 (Inception) to March 31, 2001

	2001	2000
Revenues	132,520	0	228,834
Cost of sales	39,834	0	81,375

Gross profit	92,686	0	147,459

Expenses
Consulting fees	0	0	40,563
Depreciation and amortization	3,640	0	7,254
General and administrative expenses	101,758	0	119,620
Professional fees - other	0	0	20,462
Salaries	0	0	52,439

Total expenses	105,398	0	240,338

Loss from operations	(12,712)	0	(92,879)

Other income (expense)
Interest income	0	0	1
Interest expense	0	0	(388)

Total other income (expense)	0	0	(387)

Loss before provision for income taxes	(12,712)	0	(93,266)

Provision for income taxes	0	0	0

Net loss	(12,712)	0	(93,266)

Basic net loss per share	(0.00)	0.00	(0.01)

Weighted average number of shares	12,954,519	10,571,923	16,062,653

See accompanying notes.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Shareholders' Equity
	Shares	Amount

Balance, October 20, 1997 (inception)	-	$-	$-	$-	$-

Common stock issued in exchange for services	15,233,910	1,521	(2,120)	-	(599)
Common Stock issued for cash	5,962,500	599	18,335	-	18,934
Common stock contributed	(7,896,410)	(790)	790	-	-
Pre-acquisition income	-	-	-	47	47
Common stock issued in acquisition	1,000,000	100	47	(47)	100
Common stock issued for payment of note payable	200,000	20	999,980	-	1,000,000

Net loss	-	-	-	(587,043)	(587,043)
Balance, September 30, 1999	14,500,000	1,450	1,017,032	(587,043)	431,439

Common stock surrendered	(4,300,000)	(430)	430	-	-
Common Stock issued for cash	320,000	32	319,968	-	320,000
Common Stock issued for cash	105,000	11	104,989	-	105,000
Common Stock issued for cash	83,333	8	124,992	-	105,000

Net loss	-	-	-	(295,591)	(295,591)
Balance, March 31, 2000	10,708,333	1,071	1,567,411	(882,634)	665,848

Common Stock issued for cash	160,000	16	209,984	-	210,000
Pre-acquisition income				50,877	50,877
Common stock issued in acquisitions	1,103,371	110	808,668	(50,877)	757,901
Common stock issued in exchange for services	300,000	30	173,970	-	174,000
Common stock issued for finder's fee	100,000	10	(10)	-	-

Net loss	-	-	-	(795,124)	(795,124)
Balance, September 30, 2000	12,371,704	1,237	2,760,023	(1,677,758)	1,063,502

Common Stock issued for compensation	643,937	64	112,980	-	113,044
Common Stock issued for cash	850,000	86	294,914	-	295,000
Common stock issued for finder's fee	200,000	20	(20)	-	-
common stock returned in sale of subsidiary	(150,000)	(15)	(93,735)	-	(93,750)
Common stock issued in exchange for services	50,000	5	4,495	-	4,500

Net loss	-	-	-	(718,055)	(718,055)
Balance, March 31, 2001	13,965,641	$1,397	$3,078,657	$(2,395,813)	$664,241

See accompanying notes.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Six Months Ended March		October 20, 1997 (Inception) to March 31, 2001
	2001	2000

Cash flows from operating activities
Net loss	$(718,055)	$(295,591)	$(2,369,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115,648	2,466	167,895
Common stock issued in exchange for services	117,544	-	294,179
Common stock issued in lieu of cash	-	-	100
Pre-acquisition income	-	-	47
(Increase) decrease in operating assets
Accounts receivable	30,580	-	46,420
Related party receivable	-	(4,392)	-
Shareholder accrued interest	1,104	-	1,104
Inventory	172	-	(1,883)
Prepaid expenses	(305)	(6,353)	(1,674)
Prepaid income taxes	-	-	-
Deposit	(4,622)	-	(12,299)
Increase (decrease) in operating liabilities			-
Accounts payable	80,481	(16,596)	221,430
Accrued expenses	40,665	(1,065)	24,157
Income taxes payable	(3,200)	-	3,152

Net cash used in operating activities	(339,988)	(321,531)	(1,627,046)

Cash flows from investing activities
Purchase of property, plant and equipment	(2,446)	(11,313)	(30,150)
Acquisition of intangible assets	(2,886)	(9,593)	(547,446)
Loans made to related party	-	-	(10,000)
Repayments of loans to related party	-	-	10,000
Acquisition of subsidiaries	-	-	(500,000)
Gain on sale of Subsidiary	(109,025)		(109,025)
Cash of acquired and disposed of subsidiaries	(12,629)	-	4,632

Net cash used in investing activities	(126,986)	(20,906)	(1,181,989)

Cash flows from financing activities
Bank overdraft	(1,214)	-	-
Increase (decrease) in line of credit	(28)	-	732
Proceeds from note payable to officer	165,129	11,373	191,629
Payments of note payable to officer	(30,496)	-	(32,180)
Proceeds from convertible debenture	-	-	500,000
Gain on forgiveness of debt	(3,400)		(3,400)
Proceeds from notes payable	20,000	-	1,084,500
Proceeds from issuance of common stock, net	295,000	425,000	1,070,700

Net cash provided by financing activities	444,991	436,373	2,811,982

Net increase in cash	(21,983)	93,936	2,947

Cash, beginning of period	24,930	8,811	-

Cash, end of period	$2,947	$102,747	$2,947

Supplementary disclosures
Interest paid	$1,184	$-	$2,689
Income taxes paid	$3,200	$-	$3,200

Non-cash financing and investing activities
Note payable paid by issuance of common stock	$-	$-	$1,000,000
Investment in subsidiary	$(93,750)	$-	$702,982
Interest on note payable	$1,104	$-	$18,929
Forgiveness of interest on note payable	$32,596	$-	$14,771

See accompanying notes.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Composite Solutions, Inc. (the “Company”), formerly JS Business Works, Inc., was incorporated in the state of Florida on October 20, 1997. The Company had three wholly owned subsidiaries,  as of March 31, 2001: Composite Solutions, Inc., incorporated in the state of Nevada on December 8, 1998, Trans-Science Corporation, incorporated in the state of California on September 15, 1980, and Penultimo, Inc. dba Anchor Reinforcements, incorporated in the state of California on January 13, 1992.   Composite Solutions Inc. and subsidiaries were organized to develop, manufacture and market high technology products and processes in key areas of existing and new construction.

The Company is in the development stage and its efforts through March 31, 2001 have been principally devoted to raising additional capital and negotiating with potential key personnel and leasing facilities.  There is no assurance that any benefit will result from such activities.  The Company will continue to incur expenses and losses as it pursues its development efforts.

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

NOTE 2 – ACQUISITIONS/SALES

On June 17, 1999 the Company entered into a Share Exchange Agreement.  On June 30, 1999, according to the terms of the agreement, the Company issued 1,000,000 shares of its common stock for all of the shares of the outstanding stock of Composite Solutions, Inc. (the “Subsidiary”), a Nevada corporation.  The exchange of shares has been accounted for as a reverse merger, under the purchase method of accounting.  Accordingly, the combination of Company and the Subsidiary is recorded as a re-capitalization of the shareholders’ equity of the Subsidiary, the surviving corporation, and for accounting purposes the financial statements presented are those of the Subsidiary.

On June 23, 2000 the Company entered into a Share Exchange Agreement with Trans-Science Corporation, a California corporation, a company under common control.  On July 7, 2000 the Company completed its acquisition.  The acquisition, recorded under the purchase method of accounting, included the purchase of all of the outstanding shares of common stock of Trans-Science Corporation in exchange for 953,371 shares of the Company’s common stock at $0.75 per share which resulted in a purchase price of $715,028. The liabilities assumed were in excess of the historical cost of the assets acquired at the date of acquisition and the total amount of the purchase price was recorded as goodwill and is being amortized over five years using the straight-line method.

On August 16, 2000 the Company entered into a Share Exchange Agreement with Penultimo, Inc. dba Anchor Reinforcements.  On August 31, 2000 the Company completed the acquisition.  The acquisition, recorded under the purchase method of accounting, included the purchase of all of the outstanding shares of common stock of Penultimo, Inc. in exchange for 150,000 shares of the Company’s common stock at $0.625 per share plus $500,000 in cash which resulted in a total purchase price of $593,750.  A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition while the balance of  $291,050 was recorded as goodwill and is being amortized over five years using the straight-line method.

On March 31, 2001 the Company entered into a Sales Agreement with Penultimo Inc. The sale resulted in the return of 150,000 shares of the Company’s common stock, plus the forgiveness of debt of the $500,000 Debenture Note, plus all related interest payable. There were also two other related Notes Payable, totaling $64,000, plus interest which were forgiven. All Related Parties Receivables and payables were forgiven between the parties. All goodwill, assets, and liabilities related to Anchor Reinforcements were written off. A Gain related to the Sale and forgiveness of related debt of $109,025 was recognized during this quarter.

NOTE 3 – INVENTORIES

Inventories consist of the following at March 31, 2001 and 2000:
	2001	2000
Raw material	$—	$—
Work in process	—	—
Finished goods	—	—
	$—	$—

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at March 31, 2001 and 2000:
	2001	2000
Leasehold improvements	$1,407	$—
Office furniture and equipment	195,594	26,111
Machinery	—	—
	$22,057	$21,990

Depreciation expense for the three months ended March 31, 2001, and 2000 was $2,621 and $1,233, respectively and $18,057 for the period October 27, 1997 (inception) to March 31, 2001.

NOTE 5 - INTANGIBLE ASSETS

In April 1999 the Company entered into a license agreement with the Regents of the University of California San Diego (UCSD) for a license under patent rights to make, use, sell, offer for sale, import licensed products, practice licensed methods, and to use certain technology.  A license fee of $40,000 was paid upon executionof the agreement.  Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of the licensed products.  The Company must also pay for one half of all past and future patent costs.  Payments under the license agreement totaled $0 and $12,390 for the three months ended March 31, 2001 and 2000, respectively and $54,782 for the period October 20, 1997 (inception) to March 31, 2001.  In addition, the Company is obligated to pay certain fees and royalties for any executed sub-license arrangements.  As of  March 31, 2001, this intangible asset has not been placed in service. Accordingly, there were no such arrangements and no amortization expense has been incurred during the period October 20, 1997 (inception) to March 31, 2001.

In August 1999 the Company entered into a second license agreement with UCSD for a license under patent rights to make, use, sell, offer for sale, import licensed products, to practice licensed methods, and to use certain technology.  A license fee in the amount of $5,000 was paid upon execution of the agreement.  Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of licensed products and certain fees and royalties for any executed sub-license agreements.  In addition, the Company is obligated to pay for one-half of all past and future patent costs.  There were no payments made under the license agreement for the three months ended March 31, 2001 and 2000, respectively and $33,354 for the period October 20, 1997 (inception) to March 31, 2001.

At March 31, 2001 and 2000 there were past and future patent costs payable as follows:
	2001	2000
Included in accounts payable	$19,472	$27,547
Included in long-term obligations	—	13,773
	$19,472	$41,320

In January 1999 the Company acquired certain intangible assets from Trans-Science Corporation, a company under common control and subsequently acquired on July 7, 2000. Fire test data concerning overlay systems in the form of technical reports prepared by an independent laboratory in New York performed prior to the Company’s inception was purchased for cash in the amount of $13,979 from Trans-Science Corporation at its cost.  At March 31, 2001 these intangible assets were not placed in service.  Accordingly, there was no amortization expense incurred during the period October 20, 1997 (inception) to March 31, 2001.

In January 1999 Trans-Science Corporation sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company for cash in the amount of $330,000.   In addition, during the year ended September 30, 1999, the Company paid Trans-Science Corporation $90,000 for upgrade services on this software.  At march31, 2001 this intangible asset was not placed in service.  Accordingly, there was no amortization expense incurred during the period October 20, 1997 (inception) to March 31, 2001.

On July 7, 2000 the Company acquired 100% of the outstanding shares of common stock of Trans-Science Corporation, a company under common control through July 7, 2000.  The Company recorded goodwill in the amount of $715,028 representing the excess of the cost to acquire Trans-Science Corporation over the historical cost of the net assets acquired.

On August 31, 2000 the Company acquired 100% of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements.  The Company recorded goodwill in the amount of $291,050 representing the excess of the cost to acquire Penultimo, Inc. over the sum of the amounts assigned to identifiable net assets acquired. On March 31, 2001 the Company sold 100% of it’s holdings in Anchor Reinforcement to Penultimo, Inc.

Amortization expense for the three months ended March 31, 2001 and 2000 was $50,350 and $0, respectively and $155,757 for the period October 27, 1997 (inception) to March 31, 2001.

NOTE 6 - CAPITALIZATION

Preferred Stock

The Company has authorized the issuance of ten million (10,000,000) shares of preferred stock, having one hundredth of a cent ($.0001) par value per share.  The Board of Directors of the Company has discretion to determine the rights, preferences and privileges of this preferred stock.  There are no shares of preferred stock issued and outstanding at March 31, 2001 and 2000, respectively.

Common Stock

The Company has authorized fifty million (50,000,000) shares of common stock, having one hundredth of a cent ($0.0001) par value per share.   On October 21, 1997 the Company issued 1,601,000 shares to its President for the value of services rendered in connection with the organization of the Company.  In April 1998 the Company issued 646,000 shares of common stock under Regulation D offerings in exchange for $18,934 in cash, net of offering costs.  Also in April 1998 the Company issued 49,500 shares to its Executive Vice Presidentfor the net value of services rendered of $2,378.  On June 25, 1999 the Company completed a 9.229876 shares for 1 share forward split.  Retroactive effect to this split has been given in the accompanying financial statements.   On June 25, 1999 the Company received 7,896,410 shares contributed back to the Company.  On June 30, 1999 the Company issued 1,000,000 shares to acquire 100% of the issued and outstanding common stock of the Composite Solutions, Inc., a Nevada corporation.  On June 30, 1999 the Company issued 200,000 shares in settlement of a note payable with a principal balance of $1,000,000 and accrued interest of $17,825.

In December 1999, a trustee shareholder surrendered 4,300,000 shares, which have been canceled.  During the period December 1999 to June 2000 the Company issued 668,333 shares of common stock under a private placement in exchange for $760,000 in cash, net of offering costs.  On July 7, 2000 the Company issued 953,371 shares of common stock valued at $715,028 in exchange for 100% of the outstanding shares of common stock of Trans-Science Corporation.  On August 31, 2000 the Company issued 150,000 shares of common stock valued at $93,750 plus $500,000 in cash in exchange for 100% of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements.  On September 15, 2000 the Company issued 100,000 shares of common stock as finder’s fees.  On September 28, 2000 the Company issued 300,000 shares of common stock valued at $174,000 in exchange for services.  During the six months ended March 31, 2001 the Company issued shares of common stock in non-cash transactions as follows:  643,937shares as compensation valued at $113,044, 50,000 shares in exchange for services valued at $4,500 and 200,000 shares as finders’ fees.  The Company issued additional shares of common stock in cash transactions:  850,000 shares for cash in the amount of $295,000.  There are 13,965,641 and 10,708,733 shares of common stock issued and outstanding at March 31, 2001 and 2000, respectively.

Stock Incentive Plan

On December 1, 2000 the Company and subsidiaries’ Board of Directors adopted the 2000 Stock Incentive Plan pursuant to which incentive stock options or non-statutory stock options to purchase up to 1,000,000 shares of common stock may be granted to employees, directors and consultants.  Stock options may be exercisable up to ten years from the grant date.  Stock options vest over service periods that range from zero to five years.  Vesting period commences April 2001.
	Exercise Price	Number of Shares	Vested Shares
Outstanding, October 20, 1997		—	—
Granted	$.40 - $.50	120,000	—
	Fair Value
Exercised		—	—
Cancelled		—	—
Outstanding, March 31, 2001		120,000	—

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for the stock options awards granted at or above fair market value.  For the three months ended March 31, 2001, the Company did not recognize any compensation expense.

NOTE 7 – LINE OF CREDIT

The Company has a business secured open line of credit with a bank in the amount of $50,000. The line of credit bears interest at the prime rate, as published in the Wall Street Journal, plus 2.5% (12.0% at March 31, 2001).  At March 31, 2001 there was a balance due in the amount of $51,466.

NOTE 8 – NOTES PAYABLE

On September 19, 2000 the Company entered into a demand note payable in the amount of $44,500, with interest at 12% per annum.  This note was forgiven as part of the Sale of Anchor Reinforcements to Penultimo, Inc., and at March 31, 2001 there was no balance due.

On August 29, 2000 the Company entered into a demand note payable in the amount of $20,000, with interest at 12% per annum.  This note was forgiven as part of the Sale of Anchor Reinforcements to Penultimo, Inc., and at March 31, 2001 there was no balance due.

On November 2, 2000 the Company entered into a demand note payable in the amount of $20,000, with interest at 12% per annum.  At March 31, 2001, as part of the sale of Anchor Reinforcements this note and all related interest was transferred to Penultimo, Inc. dba Anchor Reinforcements.

NOTE 9 - LONG TERM OBLIGATIONS

Convertible Debenture

On August 17, 2000 the Company issued an 8% convertible debenture note in the amount of $500,000, which is due on August 17, 2003.  Interest at the rate of 8% per annum is due on January 1 and July 1 each year until the principal amount of the note is paid in full.  Interest is convertible into shares of common stock at the lesser of the principal conversion price or eighty percent (80%) of the average closing bid price of the Company’s common stock for the five (5) trading days immediately prior to the interest due date.  Principal is convertible into restricted and unrestricted shares of common stock at seventy-five cents ($.75) for each restricted share of common stock plus the issuance of one unrestricted share of common stock for each two dollars ($2) converted.  After March 31, 2001 the Company could redeem all or a portion of the note by paying all unpaid principal and interest, or force conversion at the effective conversion price, subject to the performance of the Company’s common stock.  There is no beneficial conversion feature.  At March 31, 2001 this Convertible Debenture was forgiven as part of the sale of Anchor Reinforcements to Penultimo, Inc.

NOTE 10 - COMMITMENTS

The Company and subsidiaries lease certain offices, facilities and equipment under non-cancelable operating leases.  The lease terms end between November 2002 and September 2003.  Future minimum payments under the lease at March 31, 2001 are as follows:
Year Ending December 31,
2001	$82,417
2002	96,187
2003	32,424
2004	—
$202,028

Rental expense was $34,427 and $12,646 for the three months ended March 31, 2001 and 2000, respectively and was $174,824 for the period October 27, 1997 (inception) to March 31, 2001.

NOTE 11 – EARNINGS PER SHARE

The computations of basic and diluted earnings per share from continuing operations for the six months ended March 31, 2001 and 2000, and the period October 27, 1997 (inception) to March 31, 2001 were as follows:
	March 31,		October 20, 1997 (Inception) to March 31, 2001
	2001	2000
Loss per share-basic
Numerator:
Net loss	$(718,055)	$(295,591)	$(2,369,674)

Denominator:
Weighted average number of shares	12,954,519	10,571,923	16,062,653
Loss per share-basic	$(0.06)	$(0.03)	$(0.13)

NOTE 12 - INCOME TAXES

At March 31, 2001 the Company has a net operating loss carry-forward for tax purposes of approximately $600,000 which expires though the year 2019.  Net deferred tax assets at March 31, 2001 and 2000 were approximately $1,200,500 and $348,000, respectively, which represent the amount of tax benefits of start-up, organization and syndication costs.  The Company has established a valuation allowance against these net deferred tax assets because it is more than likely that the deferred tax benefits will not be utilized.

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

Note Payable

On July 20, 2000 the director advanced the Company $25,000.  On August 18, 2000 the director advanced the Company an additional $1,316 and the Company repaid $1,500.  On October 20, 2000 and November 21, 2000 the director advanced the Company additional $1,480 and $4,200, respectively.  On December 11, 2000 the Company paid principal in the amount of $30,496 plus interest of $686. On January 09, 2001 and March 31, 2001 the director paid a bills for the Company of $1,277 and 1,162. The director advanced the Company $7,000 and $150,000 on February 16, 2001 and March 12, 2001.

Office Lease and Office Expenses

In January 1999, the Company began sharing office space and certain related expenses with Trans-Science Corporation, a company under common control through July 7, 2000.  The Company remitted the lease payment directly to an independent lessor.  Rent expense was $53,907 for the period October 1, 1999 to July 7, 2000, $12,646 for the three months ended December 31, 1999 and $91,707 for the period October 20, 1997 (inception) to July 7, 2000.  Total payments to Trans-Science Corporation for office expenses were $4,432 for the period October 1, 1999 to July 7, 2000, $1,810 for the three months ended December 31, 1999 and $7,896 for the period October 20, 1997 (inception) to July 7, 2000.  At December 31, 1999, Trans-Science Corporation owed the Company $3,883 for its share of rent and office expense.  At July 7, 2000 the amount was repaid.  On July 7, 2000 the Company purchased 100% of the shares of outstanding common stock of Trans-Science Corporation and at March 31, 2001 and for the period July 8, 2000 to March 31, 2001 all significant inter-company transactions have been eliminated in consolidation.

Agreements

In October 1999, the Company entered into a consulting agreement with a shareholder for management, marketing and technical services.  Under the terms of the agreement, for the three months ended March 31, 2001 and 2000 the Company made payments of $24,000 and $24,000, respectively, for management consulting services.

In July 2000, the Company entered into a consulting agreement with an officer for management and technical services.  Under the terms of the agreement, for the three months ended March 31, 2001 the Company made payments of $30,450 for management consulting services.

NOTE 14 - AGREEMENTS

Global Alliance and Subscription Agreement

On December 7, 2000 the Company entered into a Global Alliance Agreement with The Prime Group located in Seoul, Korea.  According to the terms of the Agreement, the Company will receive a 15% equity position in The Prime Group.  In addition, The Prime Group entered into a Subscription Agreement to purchase between 4,166,667 to 5,000,000 shares of the Company’s common stock for cash in the amount of $2,000,000.  The first 2,500,000 shares of common stock will be issued quarterly at $0.40 per share for a total of $1,000,000.  An additional 2,500,000 shares of common stock will be issued at $0.40 per share if payment is received by May 31, 2001 or an additional 1,666,667 will be issued at $0.60 per share if payment is received after May 31,2001.  The Prime Group has an option to purchase 1,000,000 shares of common stock between October 31, 2001 to October 31, 2003 at an exercise price equal to 35% of the fair value of the shares issued.  During the three months ended March 31, 2001, the Company did not issue any shares of stock related to this agreement.

NOTE 15 - SUBCONTRACT

On January 12, 2001 the Company was awarded a subcontract with Karagozian & Case (K&C).  The subcontract for development of retrofit design methodology in the amount of $288,309 will begin in June 2001 and will support K&C’s contract with the United States Department of Defense, Defense Threat Reduction Agency, Office of Special Technology.

Item 2. Plan of Operation

             The Company’s primary business focus is toward composite overlay technology solutions, which can be applied to the retrofit and rehabilitation/repair of structures that are subject to seismic or blast loads as well as the upgrade of aging bridges, buildings and other structures for increased service loads.  In addition, these technology solutions, which include computational analysis tools, design procedures and software, composite material systems and application methods, can be applied to new construction as well.

             The key element of the Company’s composite overlay technology consists of an aerospace-type  advanced composite material system, such as carbon or glass fabric impregnated with a chemical resin. For retrofit/repairs, the composite overlay system is in the form of cured-in-place structural “wallpaper” for application to walls, columns, floors and other structural elements.  For new construction, composite stay-in-place forms are utilized for columns, beams, girders, etc.  These forms are structural, and they allow the elimination of most steel reinforcement in concrete structures.

             The Company expects to market a wide range of value-priced services/technology to commercial and governmental customers as well as composite overlay solution services to construction and A&E firms through technology licenses.  In order to facilitate such marketing efforts, the Company expects to seek additional capital through the sale of debt or equity securities or a combination thereof.   The Company may also seek strategic partners in order to accelerate the marketing of its products and services.

             On March 6, 2001 the Company entered into a Representation Agreement with AF Capital of New Canaan, CT and Ace International Domaine of San Ramon, CA (who together shall be referred to as "AFA") to raise capital to develop and execute the Company's business plan.  According to the terms of the Agreement, AFA shall represent the Company in raising capital through one or more rounds of financing, with the objective of raising $20 million of new capital for the Company within twelve months.  In addition, AFA shall provide the Company ongoing advisory support in strategic planning including marketing and licensing strategies, financing and other areas, as needed.

             AFA'S compensation package includes the following: (1) a non-refundable engagement retainer of  $50,000, of which $15,000 was paid on March 14,2001, and the balance of $35,000 was due on April 15, 2001 but not yet paid; (2) a monthly retainer of $10,000 for twelve months, payable in Company shares;  (3) a placement fee of 10% of the amount of any capital raised; and (4) seven year warrants (exercisable at the Funders price) to purchase stock equal to 15% of the number of Company shares. In the event of any merger, acquisition or strategic partnership in which AFA has advised and/or represented the Company is consummated by the Company, AFA shall be paid a cash fee of four percent (4%) of the aggregate consideration.

             To the extent that the Company is successful in its financing activities, the Company intends to devote substantial portion of its financial resources towards the continued development and marketing of its technology, products and services to  potential customers in the United States, and globally through licensing and strategic partnerships.  Capital will also be used for corporate and administrative expenses and general working capital.

             For the fiscal quarter ended March 31, 2001, the Company had a net loss of $274,082 or $0.02 per share, as compared to a net loss of $443,973 or $0.03 per share for the previous fiscal quarter ended December 31,2000.

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

Item 5.              Other information -  Sale of Penultimo, Inc. dba Anchor Reinforcements

             On March 31, 2001, the Company ("CSI") entered into a Stock Purchase Agreement ("Agreement") with Penultimo, Inc., John Gillespie ("Gillespie"), and Luc Vergaelen ("Vergaelen"), the holder of an 8% convertible Debenture Note in the principal sum of $500,000, which was issued by the Company on August 17, 2000 when it acquired  Penultimo, and other related party promissory notes totaling $64,500.  This Agreement was part of a settlement agreement between the parties to resolve certain disputes and obligations related to Penultimo.

             The terms of the Agreement included the following:

             (a)  Purchase and Sale of Penultimo Shares.  Effective at midnight, March 31, 2001, CSI will sell, transfer, convey, assign, and deliver to Vergaelen or Vergaelen's authorized designee, and Vergaelen or his authorized designee will purchase, acquire, and accept from CSI, on an "as is, where is, and without warranties" basis, all of the outstanding capital stock of Penultimo, including all of Penultimo's rights, properties, assets, claims, contracts, and businesses of every kind, character, and description, whether tangible or intangible, whether real, personal, or mixed, whether accrued, contingent, or otherwise, and wherever located (collectively, the "Penultimo Assets"), including minute and stock books, except for any other documents or records which CSI is required by law to retain in its possession. Vergaelen hereby designates Gower Management, Inc., a foreign corporation, as his designee.

                          (b) Consideration.  In consideration of the sale, assignment, transfer, and delivery of the Penultimo Assets, the Vergaelen Note and any and all other obligations of CSI in favor of Vergaelen shall be deemed fully, completely, and finally satisfied, and Vergaelen shall surrender the Vergaelen Note to CSI for cancellation (or in the event the Vergaelen Note has been lost, Vergaelen shall issue to CSI a certificate of lost debenture with appropriate provisions indemnifying CSI).  The guarantee of the Vergaelen Note by Penultimo shall also be extinguished.  Vergaelen understands and agrees that hereafter he will have no options to purchase stock in CSI.  As part of the consideration for the transfer of stock and extinguishment of debt, Vergaelen understands and agrees that the note executed on or about September 19, 2000, by CSI in favor of Mr. Guido Cloetens in the amount of $44,500, and the note executed on or about August 29, 2000, by CSI in favor of Trends, Inc., in the amount of $20,000, will also be extinguished by such parties and represents that he has made separate arrangements with such parties which are acceptable to such parties.

             (c)  Business Operations of Penultimo.  Effective midnight, March 31, 2001, all operations of Penultimo shall thereafter be handled internally through itself under the direction and control of its own officers, directors, and shareholders, and there will be not further employee or cost sharing between CSI and Penultimo.  Effective midnight, March 31, 2001, each member of the board of directors of Penultimo and each officer of Penultimo shall resign.  Vergaelen may as soon as practicable thereafter appoint new officers and directors of Penultimo.   To the extent a determination must be made as to which employees will remain employed by Penultimo after March 31, 2001, such determination will be made by separate agreement of CSI and Penultimo; provided, however, that Mr. Mark Olson who left the employ of CSI on February 28, 2001, and may continue to be employed by Penultimo.

             (d)  Assumption of Liabilities.  Vergaelen acknowledges and agrees that Penultimo shall assume and undertake to pay, satisfy, or discharge all debts, liabilities, obligations, and commitments of Penultimo and that Penultimo shall indemnify, defend, and hold CSI harmless from any and all actions, claims, causes of action, objections, costs, damages, losses, liabilities, and demands of any kind whatsoever brought against CSI relating to any debts, liabilities, obligations, and commitments of Penultimo.  Any inter-company debts and claims between CSI and Penultimo have been mutually released or otherwise assumed under a separate Settlement Agreement dated March 30, 2001.  Without limiting the generality of any of the foregoing, CSI will not have any liability or obligation for, and Vergaelen and Penultimo shall indemnify, defend, and hold CSI harmless from:

             (1)         Any litigation, arbitration, or administrative proceedings pending, threatened, or commenced against or relating to Penultimo, the Penultimo Assets, or the business or operations of Penultimo;

             (2)         Any liability or obligation of Penultimo as guarantor, surety, cosignor, endorser, comaker, or indemnitor;

             (3)         Any environmental claims arising from actions taken by Penultimo or from the failure to take action by Penultimo;

             (4)         Any liabilities for taxes relating to the business or operations of Penultimo;

             (5)         Any liability or obligation directly or indirectly arising out of or relating to any of the employees, former employees, employees' collective bargaining representatives, or job applications of Penultimo;

                          (6)         Any claims relating to health insurance, workers compensation, severance or other employee benefits arising from, or in connection with, the employment of persons by Penultimo; and

             (7)         Any liens, pledges, claims, security interests, conditional sales contracts or other encumbrances upon or relating to Penultimo or the Penultimo Assets whatsoever.

             (e)  Formation of New LLC. Within thirty (30) days from the date of this Agreement, Penultimo and CSI shall form a new California limited liability company ("Composite Supply, LLC") which will allow for the companies to work on future projects and remain affiliated.  The Operating Agreement of Composite Supply, LLC, shall provide for Penultimo to supply goods to Composite Supply, LLC, at cost, for a minimum period of five years, COD or on other commercially reasonable terms acceptable to Penultimo.  The term "at cost" shall mean Penultimo's cost of manufacturing the item without regard to profit or administrative overhead.  While Composite Supply, LLC may obtain such goods at cost, it may not without Penultimo's written consent.  The net profits from the resale of such goods through CSI generated projects shall be split 50/50.  Penultimo, through Composite Supply, LLC, will also be able to bring CSI into projects on similar terms.

             (f)  Employment of Gillespie. Pursuant to the Stock Purchase Agreement, CSI was obligated to employ Gillespie for a period of two (2) years starting on August 27, 2000.  This obligation is hereby transferred to and assumed by Penultimo.  Upon execution of this Agreement, Gillespie shall, in exchange for the sum of $1.00 and the issuance of the releases provided herein, return to CSI  any rights to 150,000 shares of restricted stock required to be delivered to him on or about August 27, 2000, and shall concurrently release CSI from any obligation to repurchase such shares as originally contemplated.

Item 6.              Exhibits and Reports on Form 8-K

(a)         The exhibits  required to be filed  herewith by Item 601 of  Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

27.1                    Financial Data Schedule, filed herewith

(b)        On March 29, 2001, the Company filed a current report on Form 8-k relating to the resignation of Mr. Mark Olson, Director, President, and Chief Operations Officer of the Company.  The report is incorporated herein by reference.

Signatures

             In accordance with the requirements of the  Exchange Act, the registrant  has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  May 21, 2001

Composite Solutions, Inc.

By:	/s/ Gilbert Hegemier
Chairman of The Board, and
Chief Financial Officer