Form 10QSB
period 2001-06-30
COMPOSITE SOLUTIONS INC
filed 2001-08-20
CIK 1061822

SECURITIES & EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES        EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

☐  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 000-24551

COMPOSITE SOLUTIONS, INC.

(Name of Small Business Issuer in its Charter)

Florida	65-0790758

State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.

3252 Holiday Court, Suite 206, La Jolla, California	92122

Address of principal executive office	Zip Code

Issuer's telephone number: (858) 459–4843

3655 Nobel Drive, Suite 440, San Diego, California 92122

Former name and address, if changed since last report

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days.    Yes  ☒     No  ☐

As of June 30, 2001, 14,741,215 shares of Common Stock were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

             The following un-audited financial statements contain information regarding the results of operation and balance sheet of Composite Solutions, Inc., a Florida corporation, for the quarter ended June 30, 2001. Since the required review of these interim financial statements by an independent accountant is yet to be completed, an amendment to this filing will follow as soon as the accountant's report is available.

The Company’s revenues for the quarter ended June 30, 2001 were $10,400.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,
	2001	2000

ASSETS

Current assets
Cash	$1,295	$68,808
Accounts receivable, net of allowance for doubtful accounts of $0 in 2001 and $0 in 2000	-	2,513
Related party receivables	-	5,151
Inventory	-	-
Prepaid expenses	1,254	7,420
Prepaid income taxes	-	-

Total current assets	2,549	83,892

Property, plant and equipment, net	17,248	21,172

Other assets
Intangible assets	1,143,399	540,131
Deposit	20,845	8,627

Total assets	$1,184,041	$653,822

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	360,384	53,143
Line of credit	51,388	-
Notes payable to officer	206,022	-
Notes payable to Employees	31,009	-
Accrued expenses	12,471	16,930
Income taxes payable	-	800

Total current liabilities	661,274	70,873

Long term obligations
Convertible debenture	-	-
Other long term obligations	-	-

Total liabilities	661,274	70,873

Shareholders' equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.0001 par value; 50,000,000 shares authorized; 14,741,215 and 10,868,333 shares issued and outstanding at June 30, 2001 and 2000, respectively	1,477	1,087
Additional paid in capital	3,150,419	1,765,202
Accumulated deficit during the development stage	(2,629,129)	(1,183,340)

Total shareholders' equity	522,767	582,949

Total liabilities and shareholders' equity	$1,184,041	$653,822

See accompanying notes.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended		October 20, 1997
	June 30,		June 30,		(Inception) to
					June 30,
	2001	2000	2001	2000	2001

Revenues	$10,400	$2,513	$52,402	$2,513	$55,290
Cost of sales	5,098	1,439	21,449	1,439	$27,088

Gross profit	5,302	1,074	30,953	1,074	28,202

Expenses
Consulting fees	102,133	164,944	251,392	188,291	$607,477
Depreciation and amortization	64,393	2,459	172,733	4,925	$224,710
General and administrative expenses	52,236	71,206	183,974	184,963	$610,625
Organizational expenses	-	-	-	-	$514
Professional fees - related party	1,397	-	1,397	-	$27,281
Professional fees - other	45,189	17,435	132,639	33,232	$385,026
Salaries	59,469	57,400	291,985	199,468	$866,584

Total expenses	324,817	313,444	1,034,120	610,879	2,722,217

Loss from operations	(319,515)	(312,370)	(1,003,167)	(609,805)	(2,694,015)

Other income (expense)
Interest income	1	386	3	2,376	$8,364
Interest income - forgiveness of debt	-	-	-	-	$17,825
Gain on forgiveness of debt	-	-	3,400	-	$8,261
Interest expense	(6,674)	(115)	(39,824)	(261)	$(65,167)
Loss on forgiveness of debt	-	-	-	-	$(11,021)

Total other income (expense)	(6,673)	271	(36,421)	2,115	(41,738)

Loss before provision for income taxes	(326,188)	(312,099)	(1,039,588)	(607,690)	(2,735,753)

Provision for income taxes	-	800	-	800	$2,400

Loss from continuing operations	(326,188)	(312,899)	(1,039,588)	(608,490)	(2,738,153)

Gain or (loss) from discontinued operations	(93,266)	-	(93,266)	-	$(72,459)

Gain on disposal of discontinued operations	181,484	-	181,484	-	$181,484

Net loss	$(237,970)	$(312,899)	$(951,370)	$(608,490)	$(2,629,128)

Basic net loss per share	$(0.02)	$(0.03)	$(0.07)	$(0.06)	$(0.17)

Weighted average number of shares	13,650,234	10,783,333	13,650,234	10,783,333	15,795,234

See accompanying notes.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders' Equity

				Deficit
				Accumulated
	Common Stock			During the	Total
			Additional	Development	Shareholders'
	Shares	Amount	Paid in Capital	Stage	Equity

Balance, October 20, 1997 (inception)	-	$-	$-	$-	$-

Common stock issued in exchange for services	15,233,910	1,521	(2,120)	-	(599)
Common Stock issued for cash	5,962,500	599	18,335	-	18,934
Common stock contributed	(7,896,410)	(790)	790	-	-
Pre-acquisition income	-	-	-	47	47
Common stock issued in acquisition	1,000,000	100	47	(47)	100
Common stock issued for payment of note payable	200,000	20	999,980	-	1,000,000

Net loss	-	-	-	(587,043)	(587,043)

Balance, September 30, 1999	14,500,000	1,450	1,017,032	(587,043)	431,439

Common stock surrendered	(4,300,000)	(430)	430	-	-
Common Stock issued for cash	320,000	32	319,968	-	320,000
Common Stock issued for cash	105,000	11	104,989	-	105,000
Common Stock issued for cash	83,333	8	124,992	-	125,000
Common Stock issued for cash	160,000	16	209,984	-	210,000

Net loss	-	-	-	(608,490)	(608,490)

Balance, June 30, 2000	10,868,333	1,087	1,777,395	(1,195,533)	582,949

Pre-acquisition income				50,877	50,877
Common stock issued in acquisitions	1,103,371	110	808,668	(50,877)	757,901
Common stock issued in exchange for services	300,000	30	173,970	-	174,000
Common stock issued for finder's fee	100,000	10	(10)	-	-

Net loss	-	-	-	(482,225)	(482,225)

Balance, September 30, 2000	12,371,704	1,237	2,760,023	(1,677,758)	1,083,502

Common Stock issued for compensation	931,688	93	140,287	-	140,380
Common Stock issued for cash	850,000	86	294,914	-	295,000
Common stock issued for finder's fee	200,000	20	(20)	-	-
Comon stock returned in sale of subsidiary	(150,000)	(15)	(93,735)	-	(93,750)
Common stock issued in exchange for services	537,823	56	48,950	-	49,006

Net loss	-	-	-	(951,370)	(951,370)

Balance, June 30, 2001	14,741,215	$1,477	$3,150,419	$(2,629,128)	$522,768

See accompanying notes.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Nine Months Ended June		October 20, 1997 (Inception) to
			June 30,
	2001	2000	2001

Cash flows from operating activities
Net loss	$(951,370)	$(608,490)	$(2,629,128)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	179,497	4,925	231,744
Common stock issued in exchange for compensation	140,380	-	317,015
Common stock issued in exchange for services	49,006	-	49,106
Common stock issued in lieu of cash	-	-	-
Pre-acquisition income	-	-	47
Gain on disposal of subsidiary	(181,484)	(181,484)
(Increase) decrease in operating assets
Accounts receivable	26,130	(2,513)	41,970
Related party receivable	12,251	(5,151)	12,251
Inventory	251	-	(1,804)
Prepaid expenses	315	(3,194)	(1,054)
Deposit	(14,622)	(8,627)	(22,299)
Increase (decrease) in operating liabilities
Accounts payable	195,430	(51,260)	336,379
Accrued expenses	27,581	(1,069)	37,213
Income taxes payable	(3,200)	800	3,152

Net cash used in operating activities	(519,835)	(674,579)	(1,806,892)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,956)	(12,954)	(29,660)
Acquisition of intangible assets	(14,038)	(12,470)	(558,598)
Loans made to related party	-	-	(10,000)
Repayments of loans to related party	-	-	10,000
Acquisition of subsidiaries	-	-	(500,000)
Gain on sale of Subsidiary	-		17,261
Cash of acquired and disposed of subsidiaries	(12,628)	-	(12,628)

Net cash used in investing activities	(28,622)	(25,424)	(1,083,625)

Cash flows from financing activities
Bank overdraft	(1,214)	-	-
Increase (decrease) in line of credit	(106)	-	654
Proceeds from note payable to officer	210,628	-	237,128
Payments of note payable to officer	(30,496)	-	(32,180)
Proceeds from convertible debenture	-	-	500,000
Proceeds from notes payable	51,009	-	1,115,509
Proceeds from issuance of common stock, net	295,000	760,000	1,070,700

Net cash provided by financing activities	524,821	760,000	2,891,811

Net increase in cash	(23,635)	59,997	1,295

Cash, beginning of period	24,930	8,811	-

Cash, end of period	$1,295	$68,808	$1,295

Supplementary disclosures
Interest paid	$1,184	$243	$3,873
Income taxes paid	$3,200	$-	$6,400

Non-cash financing and investing activities
Note payable paid by issuance of common stock	$-	$-	$1,000,000
Investment in subsidiary	$-	$-	$796,732
Interest on note payable	$-	$-	$17,825
Forgiveness of interest on note payable	$-	$-	$(17,825)
Release of notes and debenture from sale of subsidiary	$564,500		$564,500

See accompanying notes.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Composite Solutions, Inc. (the “Company”), formerly JS Business Works, Inc., was incorporated in the state of Florida on October 20, 1997.  The Company has two wholly owned subsidiaries: Composite Solutions, Inc., incorporated in the state of Nevada on December 8, 1998, Trans-Science Corporation, incorporated in the state of California on September 15, 1980. Composite Solutions Inc. and subsidiaries were organized to develop, manufacture and market high technology products and processes in key areas of existing and new construction.

The Company is in the development stage and its efforts through June 30, 2001 have been principally devoted to raising additional capital and negotiating with potential key personnel and leasing facilities.  There is no assurance that any benefit will result from such activities.  The Company will continue to incur expenses and losses as it pursues its development efforts.

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

NOTE 2 – ACQUISITIONS

On June 17, 1999 the Company entered into a Share Exchange Agreement.  On June 30, 1999 according to the terms of the agreement, the Company issued 1,000,000 shares of its common stock for all of the shares of the outstanding stock of Composite Solutions, Inc. (the “Subsidiary”), a Nevada corporation.  The exchange of shares has been accounted for as a reverse merger, under the purchase method of accounting.  Accordingly, the combination of Company and the Subsidiary is recorded as a recapitalization of the shareholders’ equity of the Subsidiary, the surviving corporation, and for accounting purposes the financial statements presented are those of the Subsidiary.

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

On June 30, 2001 the Company entered into a Stock Purchase Settlement Agreement to sell its 100% interest of Penultimo Inc. The sale resulted in the return of 150,000 shares of the Company’s common stock, and release of all debentures and notes payable, plus related accrued interests, a total of $597,096. There were also two other related Notes Payable, totaling $64,000, plus interest which were forgiven. In additional, all inter-company receivables and payables were released, and goodwill, assets, and liabilities related to Penultimo, Inc. were written off. All goodwill, assets, and liabilities related to Anchor Reinforcements were written off. The sale resulted in a gain in the amount of $181,484, which was recognized during the six months ended March 31, 2001.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at June 30, 2001 and 2000:

	2001	2000

Leasehold improvements	$1,407	$—
Office furniture and equipment	195,594	27,752
Machinery	—	—

	197,001	27,752
Less accumulated depreciation	(179,753)	(6,580)

	$17,248	$21,172

Depreciation expense for the three months ended June 30, 2001, and 2000 was $4,809 and $818, respectively and $23,684 for the period October 27, 1997 (inception) to June 30, 2001.

NOTE 4 - INTANGIBLE ASSETS

In April 1999 the Company entered into a license agreement with the Regents of the University of California San Diego (UCSD) for a license under patent rights to make, use, sell, offer for sale, import licensed products, practice licensed methods, and to use certain technology.  A license fee of $40,000 was paid upon executionof the agreement.  Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of the licensed products.  The Company must also pay for one half of all past and future patent costs.  Payments under the license agreement totaled $0 and $54  for the three months ended June30, 2001 and 2000, respectively and $54,836 for the period October 20, 1997 (inception) to June 30, 2001.  In addition, the Company is obligated to pay certain fees and royalties for any executed sub-license arrangements.  At June 30, 2001 this intangible asset has not been placed in service. Accordingly, there were no such arrangements and no amortization expense has been incurred during the period October 20, 1997 (inception) to June 30, 2001.

In August 1999 the Company entered into a second license agreement with UCSD for a license under patent rights to make, use, sell, offer for sale, import licensed products, to practice licensed methods, and to use certain technology.  A license fee in the amount of $5,000 was paid upon execution of the agreement.  Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of licensed products and certain fees and royalties for any executed sub-license agreements.  In addition, the Company is obligated to pay for one-half of all past and future patent costs.  There were payments of $11,224 made under the license agreement for the three months ended June 30, 2001 and 2000, respectively and $44,578 for the period October 20, 1997 (inception) to June 30, 2001.

At June 30, 2001 and 2000 there were past and future patent costs payable as follows:

	2001	2000

Included in accounts payable	$14,038	$14,631
Included in long-term obligations	—	—

	$14,038	$14,631

In January 1999 the Company acquired certain intangible assets from Trans-Science Corporation, a company under common control and subsequently acquired on July 7, 2000. Fire test data concerning overlay systems in the form of technical reports prepared by an independent laboratory in New York performed prior to the Company’s inception was purchased for cash in the amount of $13,979 from Trans-Science Corporation at its cost.  At June 30, 2001 these intangible assets were not placed in service.  Accordingly, there was no amortization expense incurred during the period October 20, 1997 (inception) to June 30, 2001.

In January 1999 Trans-Science Corporation sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company for cash in the amount of $330,000.   In addition, during the year ended September 30, 1999, the Company paid Trans-Science Corporation $90,000 for upgrade services on this software.  At march31, 2001 this intangible asset was not placed in service.  Accordingly, there was no amortization expense incurred during the period October 20, 1997 (inception) to June 30, 2001.

On July 7, 2000 the Company acquired 100% of the outstanding shares of common stock of Trans-Science Corporation, a company under common control through July 7, 2000.  The Company recorded goodwill in the amount of $715,028 representing the excess of the cost to acquire Trans-Science Corporation over the historical cost of the net assets acquired.

On August 31, 2000 the Company acquired 100% of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements.  The Company recorded goodwill in the amount of $291,050 representing the excess of the cost to acquire Penultimo, Inc. over the sum of the amounts assigned to identifiable net assets acquired. On June 30, 2001 the Company sold 100% of its holdings in Penultimo, Inc. and wrote-off its related goodwill account.

Amortization expense for the three months ended June 30, 2001 and 2000 was $59,584 and $0, respectively and $215,341 for the period October 27, 1997 (inception) to June 30, 2001.

NOTE 5 - CAPITALIZATION

Preferred Stock

The Company has authorized the issuance of ten million (10,000,000) shares of preferred stock, having one hundredth of a cent ($.0001) par value per share.  The Board of Directors of the Company has discretion to determine the rights, preferences and privileges of this preferred stock.  There are no shares of preferred stock issued and outstanding at June 30, 2001 and 2000, respectively.

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

In December 1999, a trustee shareholder surrendered 4,300,000 shares, which have been canceled.  During the period December 1999 to June 2000 the Company issued 668,333 shares of common stock under a private placement in exchange for $760,000 in cash, net of offering costs.  On July 7, 2000 the Company issued 953,371 shares of common stock valued at $715,028 in exchange for 100% of the outstanding shares of common stock of Trans-Science Corporation.  On August 31, 2000 the Company issued 150,000 shares of common stock valued at $93,750 plus $500,000 in cash in exchange for 100% of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements.  On September 15, 2000 the Company issued 100,000 shares of common stock as finder’s fees.  On September 28, 2000 the Company issued 300,000 shares of common stock valued at $174,000 in exchange for services.  During the nine months ended June 30, 2001 the Company issued shares of common stock in non-cash transactions as follows:  931,688 shares as compensation valued at $140,380, 537,823 shares in exchange for services valued at $48,950 and 200,000 shares as finders’ fees.  The Company issued additional shares of common stock in cash transactions:  850,000 shares for cash in the amount of $295,000.  In connection with the sale of Anchor Reinforcements, 150,000 shares of stock valued at $93,750 were returned.

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

	Exercise Price	Number of Shares	Vested Shares

Outstanding, October 20, 1997		—	—
Granted	$.40 - $.50	120,000	—
	Fair Value
Exercised		—	—
Cancelled		—	—

Outstanding, June 30, 2001		120,000	—

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for the stock options awards granted at or above fair market value.  For the three months ended June 30, 2001, the Company did not recognize any compensation expense.

NOTE 6 – LINE OF CREDIT

The Company has a business secured open line of credit with a bank in the amount of $50,000. The line of credit bears interest at the prime rate, as published in the Wall Street Journal, plus 2.5% (9.5% at June 30, 2001).  At June 30, 2001 there was a balance due in the amount of $51,388.

NOTE 7 – NOTES PAYABLE

On September 19, 2000 the Company entered into a demand note payable in the amount of $44,500, with interest at 12% per annum.  At March 31,2001, the note was released in accordance with the sale agreement of Penultimo, Inc.

On August 29, 2000 the Company entered into a demand note payable in the amount of $20,000, with interest at 12% per annum.  At March 31,2001, the note was released in accordance with the sale agreement of Penultimo, Inc.

NOTE 8 – LONG TERM OBLIGATIONS

Convertible Debenture

On August 17, 2000 the Company issued an 8% convertible debenture note in the amount of $500,000, which is due on August 17, 2003.  Interest at the rate of 8% per annum is due on January 1 and July 1 each year until the principal amount of the note is paid in full.  Interest is convertible into shares of common stock at the lesser of the principal conversion price or eighty percent (80%) of the average closing bid price of the Company’s common stock for the five (5) trading days immediately prior to the interest due date.  Principal is convertible into restricted and unrestricted shares of common stock at seventy-five cents ($.75) for each restricted share of common stock plus the issuance of one unrestricted share of common stock for each two dollars ($2) converted.  After June 30, 2001 the Company could redeem all or a portion of the note by paying all unpaid principal and interest, or force conversion at the effective conversion price, subject to the performance of the Company’s common stock.  There is no beneficial conversion feature.  At June 30, 2001 this Convertible Debenture was released as part of the sale of Anchor Reinforcements.

NOTE 9 - COMMITMENTS

The Company and subsidiaries lease certain offices, facilities and equipment under non-cancelable operating leases.  The lease terms end between November 2002 and July 2004.  Future minimum payments under the lease at June 30, 2001 are as follows:

Year Ending December 31,

2001	$11,400
2002	45,600
2003	45,600
2004	34,200

$136,800

Rental expense was $28,210 and $12,646 for the three months ended June 30, 2001 and 2000, respectively and was $203,034 for the period October 27, 1997 (inception) to June 30, 2001.

NOTE 10 – EARNINGS PER SHARE

The computations of basic and diluted earnings per share from continuing operations for the three months ended June 30, 2001 and 2000, and the period October 27, 1997 (inception) to June 30, 2001 were as follows:

			October 20,
			1997
	June 30,		(Inception) to
			June 30,
	2001	2000	2001

Loss per share-basic
Numerator:
Net loss	$(951,370)	$(608,490)	$(2,629,128)

Denominator:
Weighted average number of shares	13,650,234	10,783,333	15,795,234

Loss per share-basic	$(0.07)	$(0.06)	$(0.17)

NOTE 11 - INCOME TAXES

At June 30, 2001 the Company has a net operating loss carry-forward for tax purposes of approximately $700,000 which expires though the year 2021.  Net deferred tax assets at June 30, 2001 and 2000 were approximately $2,600,000 and $1,250,000, respectively, which represent the amount of tax benefits of start-up, organization and syndication costs.  The Company has established a valuation allowance against these net deferred tax assets because it is more than likely that the deferred tax benefits will not be utilized.

NOTE 12 - RELATED PARTY TRANSACTIONS

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

Note Payable

On July 20, 2000 the director advanced the Company $25,000.  On August 18, 2000 the director advanced the Company an additional $1,316 and the Company repaid $1,500.  On October 20, 2000 and November 21, 2000 the director advanced the Company additional $1,480 and $4,200, respectively.  On December 11, 2000 the Company paid principal in the amount of $30,496 plus interest of $686. During the period January 2001 through June 2001 the director paid a bills for the Company of $1,277 and 1,162. The director advanced the Company $7,000 and $150,000 on February 16, 2001 and March 12, 2001, and an additional $46,603 during the period of April 2001 through June 2001.

Office Lease and Office Expenses

In January 1999, the Company began sharing office space and certain related expenses with Trans-Science Corporation, a company under common control through July 7, 2000.  The Company remitted the lease payment directly to an independent lessor.  Rent expense was $53,907 for the period October 1, 1999 to July 7, 2000, $12,646 for the three months ended December 31, 1999 and $91,707 for the period October 20, 1997 (inception) to July 7, 2000.  Total payments to Trans-Science Corporation for office expenses were $4,432 for the period October 1, 1999 to July 7, 2000, $1,810 for the three months ended December 31, 1999 and $7,896 for the period October 20, 1997 (inception) to July 7, 2000.  At December 31, 1999, Trans-Science Corporation owed the Company $3,883 for its share of rent and office expense.  At July 7, 2000 the amount was repaid.  On July 7, 2000 the Company purchased 100% of the shares of outstanding common stock of Trans-Science Corporation and at June 30, 2001 and for the period July 8, 2000 to June 30, 2001 all significant inter-company transactions have been eliminated in consolidation.

Agreements

In October 1999, the Company entered into a consulting agreement with a shareholder for management, marketing and technical services.  Under the terms of the agreement, for the nine months ended June 30, 2001 and 2000 the Company made payments of $108,000 and $114,000, respectively, for management consulting services.

In July 2000, the Company entered into a consulting agreement with an officer for management and technical services.  Under the terms of the agreement, for the three months ended June 30, 2001 the Company made payments of $74,800 for management consulting services.

NOTE 13 - AGREEMENTS

Global Alliance and Subscription Agreement

On December 7, 2000 the Company entered into a Global Alliance Agreement with The Prime Group located in Seoul, Korea.  According to the terms of the Agreement, the Company will receive a 15% equity position in The Prime Group.  In addition, The Prime Group entered into a Subscription Agreement to purchase between 4,166,667 to 5,000,000 shares of the Company’s common stock for cash in the amount of $2,000,000.  The first 2,500,000 shares of common stock will be issued quarterly at $0.40 per share for a total of $1,000,000.  An additional 2,500,000 shares of common stock will be issued at $0.40 per share if payment is received by May 31, 2001 or an additional 1,666,667 will be issued at $0.60 per share if payment is received after May 31,2001.  The Prime Group has an option to purchase 1,000,000 shares of common stock between October 31, 2001 to October 31, 2003 at an exercise price equal to 35% of the fair value of the shares issued.  During the nine months ended June 30, 2001, the Company issued 625,000 shares of stock corresponding to the first quarterly payment of $250,000. The second and third quarter payments were not received and the contract is currently in default.

NOTE 15 - SUBSEQUENT EVENTS

Subcontract

On January 12, 2001 the Company was awarded a subcontract with Karagozian & Case (K&C).  The subcontract for development of retrofit design methodology in the amount of $288,309 will begin in September 2001 and will support K&C’s contract with the United States Department of Defense, Defense Threat Reduction Agency, Office of Special Technology.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

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

RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of our operations for the three and nine months ended June 30, 2001 and 2000.. This discussion should be read in conjunction with our Consolidated Financial Statements, the notes related thereto, and the other financial data included elsewhere in this filing.

Net Loss: For the fiscal quarter ended June 30, 2001, the Company recorded an operating loss of $ 326,188 from continuing operations, as compared to $312,899 during the three-month period ended June 30, 2000.  Net accumulated loss from continuing operations for the nine months ended June 30, 2001 increased to $1,039,588 from $607,690 for the nine months ended June 30, 2000. This loss is largely due to payroll, professional fees and administrative expenses. In order to reduce its overhead costs, on July 7, 2001 the Company moved its corporate headquarters  to a smaller office space with a 3-year lease, affording a saving of almost 45% in rental expense.

Sales and Marketing: The Company has not yet generated any significant sales. Efforts have been concentrated on the development and marketing of a wide range of value-priced retrofit technology to commercial and governmental customers as well as composite overlay solution services to construction and A&E firms through technology licenses. This effort is now well advanced and the Company expects to generate revenues in the next six months, although no assurances can be given that these sales will be generated. In addition, the Company has expended a substantial effort in the development of blast retrofit technology for government facilities, such  as embassies. The first revenue from this work is expected to be received in the next quarter.

Liquidity and Capital Resources: The working capital deficiency on June 30, 2001 was $2,629,129 compared to a working capital deficiency of approximately $1,183,340 on June 30, 2000. This increase in working capital deficiency was due to continued operating losses. The major contributing factor for these losses is due to the default of the Prime Group of Seoul, Korea in the amount of two scheduled quarterly payments of $250,000 each.

 As of June 30,2001, the Company had no long term liabilities, but its current liabilities total $661,274.

At the fiscal quarter ended June 30, 2001, the Company had current assets of $2,549 and total assets of $ 1,184,041. These assets consist of cash in the amount of $1,295, property and equipment in the amount of $ 17,248, intangible assets in the amount of $1,143,399 and deposits of $ 20,845.

CASH REQUIREMENTS AND ADDITIONAL FUNDING

It is apparent that the Company will need to raise additional capital. In the near term, the Company contemplates raising new capital of approximately $500,000 to $1,000,000 through short term financing.  This additional capital would cover the current liabilities and pay for costs such as marketing, upgrading our technology, overhead expenses for the day-to-day operation of the business and other unexpected expenses due to economic changes. The Company is currently negotiating several potential agreements from overseas for additional capital.

SUMMARY

The management believes that upon full implementation of our business plan, sufficient revenues will be generated to meet operating requirements. However, no assurance can be given that such goal will be obtained or that our expected revenues will be realized at sufficient levels and profitability to fund our operations without additional capital. Such inability could have a materially adverse effect on our business, operating results and financial condition.

FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-QSB, the words "expects," "intends," "anticipates," "plans," "projects" and estimates," and analogous or similar expressions are intended to identify forward–looking statements. Such statements, which include statements contained in Item 2  hereof, are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward–looking statements.

These forward–looking statements speak only as of the date of this Quarterly Report on Form

10-QSB. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward–looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART II

ITEM 1.   LEGAL PROCEEDINGS.

The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

ITEM 5.   OTHER INFORMATION - OFFICERS AND DIRECTORS

Effective July 3, 2001, the following persons have been appointed as Directors and Officers of the Registrant:

1.          Michael J. Perlman, Ph.D.      Director, President and Chief Executive Officer

2.          Edward H. Davis, Esq.  Director, Executive Vice President, General Counsel and Corporate Secretary

A brief summary of their background is as follows:

Michael J. Perlman, Ph.D.

Mr. Perlman has more than 20 years experience in the domestic and international capital markets.  He has in-depth knowledge and expertise in developing successful strategic financing in complex and illiquid products and marketplaces, in the financing infrastructure and processes required to support advanced technology and intellectual property, and in conducting business on a global scale.  Prior to joining this Company, he was Co-founder and Principal of Ace International Domaine and Groupe Domaine, a boutique investment bank, advising on matters of corporate strategy, M&A, finance and advanced technologies.  He has been chief investment officer to ACE in growth industries that are profoundly affected by new ascendant technologies.  He has held several executive management and director's roles, including being CEO and CFO of a Silicon Valley digital imaging company and numerous non-executive director positions with start-ups and early development stage companies.  In his capacity as advisor and executive, he has successfully negotiated private placements and technology licensing agreements in Asia and Europe and primary and secondary IPOs in the U.S.  He holds an M.A. and Ph.D. from the University of California, Berkeley.

Edward H. Davis, Esq.

Prior to joining this Company, Mr. Davis served as Senior Vice President of Strategic Alliances, General Counsel, and Secretary of the Board of Directors for Burst.Com, Inc. (a video software company in San Francisco), from 1998 to 2001.  Mr. Davis was responsible for all SEC, Sate Regulatory and US Patent and Trademark filings.  He successfully guided Burst through the SEC and NASD Registration process of becoming a fully reporting public entity, and a full NASDAQ listing member.  From 1985 to 1998, Mr. Davis served as corporate counsel for Pacific Telesis Group (PTG now SBC).  Mr. Davis advised PTG consolidated companies, including Nevada Bell, Pacific Bell Directory, Pacific Bell Information Services, and Pacific Bell Video Services, with respect to: rate making strategies; corporate tax and business strategies; federal and state tax planning; tax litigation; mergers and acquisitions; new business development; analysis of emerging technology; structuring and negotiation of equipment and software licensing agreements; federal and state legislative analysis; and real estate development.  From 1982 to 1985, Mr. Davis was a Senior Tax Consultant for Arthur Andersen & Co. in San Francisco, advising on tax research, planning, mergers and acquisitions.  His client base included manufacturing, leasing, oil and gas, transportation, and real estate companies.  Mr. Davis holds an L.L.M. in Taxation from Golden Gate University, a J.D. from University of San Francisco, a B.A. in History and Political Science from Gonzaga University and completed his foreign study at the University of Florence in Italy.  Mr. Davis is admitted to practice before the California Supreme Court, U.S. District Court for the Northern District of California, U.S. Tax Court, and the Ninth Circuit Court of Appeals.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K.

(a)         The exhibits  required to be filed  herewith by Item 601 of  Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

None.

 (b)       Reports on Form 8-k:

None.

Signatures

             In accordance with the requirements of the Exchange Act, the registrant  has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: August 20, 2001

Composite Solutions, Inc.

By:	/s/ Gilbert Hegemier

Chairman of The Board