Form 10KSB
period 2001-09-30
COMPOSITE SOLUTIONS INC
filed 2002-02-11
CIK 1061822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2001

or

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 000-24551

Composite Solutions, Inc.

(Name of Small Business Issuer in its Charter)

Florida	65-0790758
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

3252 Holiday Court, Suite 206	La Jolla, CA 92037
Address of principal executive office	Zip Code

Issuer’s telephone number:  (858) 459-4843

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

Common Stock, $0.0001 Par Value

(Title of Class)

Check whether the issuer has (i) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (ii) been subject to such filing requirements for the past ninety (90) days.  Yes   ☒    No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.   ☐

The Company’s revenues for the fiscal year ended September 30, 2001 were $79,207.

As of September 30, 2001, 14,208,464 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest sale price on the Nasdaq OTC Bulletin Board on September 28, 2001) held by non-affiliates ( 10,774,213 shares) was $1,831,616.

Transitional Small Business Disclosure Format (check one):      Yes   ☐   No   ☒

Part I

Item 1.  Description of Business

General Overview

The Company was incorporated under the laws of the State of Florida on October 20, 1997 as JS Business Works, Inc.  On June 30, 1999, the Company consummated a reverse acquisition pursuant to which the Company acquired Composite Solutions, Inc., which was incorporated under the laws of the State of Nevada (“CSI Nevada”) in December 1998 to engage in “composite overlay” technology for construction industry.  Pursuant to the terms of a Share Exchange Agreement executed in connection with such transaction, the former stockholders of CSI Nevada were issued 1,000,000 shares of the Company’s Common Stock and the Company’s corporate name was changed to Composite Solutions, Inc. (“the Company” or “CSI”)

CSI is an early stage company licensing and distributing its proprietary composite materials technology and engineering services for applications in the civil engineering and civil construction market. CSI’s technology represents a revolutionary breakthrough for the construction industry. This technology uses the same type of composite materials found in the B-2 Bomber and other lightweight, high-strength military hardware. These composite materials consist of advanced fiber reinforced polymers (FRPs). Examples include ultra high-strength carbon or aramid fibers in a thermoset (e.g., epoxy) matrix. Such fibers are 10-15 times stringer than construction steel and 5 times lighter. When used in concrete with traditional building material systems, this marriage of new and conventional systems leads to a dramatic enhancement of the latter, and to superior structural performance with a minimization of cost.

CSI’s new technology material systems fall into two main categories: 1) Composite Overlays for structural retrofits and 2) the Carbon Shell System (CSS) for new construction and infrastructure renewal. In both cases, the materials consist of FRPs.

The Composite Overlay is a “structural skin” which is created by saturating fabric woven out of carbon, aramid (e.g., kevlar) or other aerospace-quality fiber with an epoxy-type resin. This product is marketed under the CSI trade name “RetroShield”. The specific composition, architecture and application of the fabric plus resin overlay is engineered by CSI to specific strength, stiffness, and ductility specifications based on the characteristics of the subject structure and use loads. The specified composite solution is then “wallpapered” to a structural surface to provide significantly increased ductility and/or strength. The overlay can be applied to columns, walls, floors, beams and girders, connections, and other such structural elements. The composite overlay technique has been found to be extremely effective for seismic retrofits, blast hardening, structural upgrade, and structural repairs. Typically only a few layers of a 1mm thick overlay are needed for such applications.

The CSS is a lightweight, high-strength plant-manufactured advanced carbon fiber-reinforced polymer (CFRP) shell (tube) of circular or non-circular cross-section. In new construction of buildings, bridges and other structures, the shell is typically filled with concrete; in this application it serves both as a stay-n-place form and reinforcement. As a result, this system substantially reduces the need for reinforcing steel and the use of heavy lifting equipment, which constitutes a significant part of system building costs. The CSS can be used for structural elements such as columns, beams and girders for buildings and bridges and for pilings for harbors and docks.

In new construction of infrastructure systems, the CSS can be used for oil, gas, and water pipelines. Advantages over conventional material in such applications include durability (no corrosion) and thermal stability (no thermal expansion).

For infrastructure renewal, the CSS is employed as a structural liner for pipelines that have deteriorated due to age or environmental conditions. An example application is the repair of large diameter (2-4m), prestressed concrete cylindrical pipes (PCCPs) that carry high pressure, high flow water from its source to urban areas.

The effectiveness and integrity of the Company’s composite overlay technology and the CSS has been extensively validated by full-scale laboratory tests at The Charles Lee Powell Structural Research Laboratories (“Powell Laboratories”) located at The University of California, San Diego (“UCSD”).  These tests included both reinforced and un-reinforced wall specimens that ranged from single-story walls to a full-scale five-story building as well as columns ranging from single columns to full-scale bridge bents.  The Powell Laboratories are one of the few such facilities in the world with the capability to execute full-scale tests and have performed extensive tests relating to the retrofit, and upgrading of structural elements such as walls, columns and floor slabs.

Acquisitions and Disposition

In July 2000, the Company expanded its advanced composite technology base by acquiring Trans-Science Corporation (TSC), a San Diego-based privately held California Corporation.  As reported in the 8-K filing dated July 25, 2000, the transaction involved exchange of TSC shares for CSI shares.

Since its inception in 1980, TSC is specialized in the development of computer simulation programs for sophisticated design analysis related to complex structures, including blast effects; and for the past several years in the development of design software for the use of advanced composite materials. TSC has developed a comprehensive design software for the seismic retrofit of reinforced concrete columns using composite jackets, and is now extending its design software to include blast effects.  TSC’s work on explosive blasts is part of a counter-terrorism program sponsored by the Defense Threat Reduction Agency (DTRA).  In recent tests conducted by DTRA on a full-scale building at the White Sands Missile Range in New Mexico, composite overlays prevented damage to structural elements after an explosion.

On August 31, 2000 the Company acquired Penultimo Inc., dba Anchor Reinforcements (“Anchor”) a California corporation of Huntington Beach, California, specializing in manufacturing carbon and aramid fabrics.  As reported in the 8-K filing dated September 15, 2000, the transaction included payment of $500,000 in cash and 150,000 shares of the Company’s common stock.  The Company issued an 8% Convertible Debenture Note in the amount of $500,000, due on August 17, 2003 and secured it by a Security Agreement, California UCC-1 Financial Statement, and non-recourse guarantee issued by Penultimo, Inc.

The business from Anchor acquisition did not turnout to be profitable and the Company incurred additional debt due to this acquisition. On March 31, 2001, the Company entered into a Stock Purchase and Settlement Agreement with Penultimo, Inc. and Luc Vergaelen (“Vergaelen”), the holder of an 8% convertible Debenture Note in the principal sum of $500,000 and other related party promissory notes totaling $64,500.  As reported in the 10-QSB filing dated May 15, 2001, this agreement resulted in sale of Anchor to Vergaelen and release of all debentures and notes payable, plus related accrued interests, a total of $597,096. In addition, all intra-company receivables and payables were released, and goodwill, assets and liabilities related to Penultimo, Inc. were written off.  The sale resulted in a gain of $177,755  for the Company.

Global Strategic Alliance Agreements

In August 2000, the Company entered into a Global Strategic Alliance Agreement with The Prime Group (“Prime”), a consortium of related companies located in Seoul, Korea, and engaged in various construction-related projects.  Pursuant to the Agreement, the Company was to receive a 15% equity position in Prime, and Prime was obligated to invest $2,000,000 into CSI in exchange for CSI’s common stock at a predetermined price ranging from $0.40 to $0.60 per share.  As reported in the 10-KSB filing dated January 15, 2001, the investment schedule for Prime included installment payments of $250,000 every three months, with the first payment due by December 12, 2000, and the second due by February 28,2001. Prime defaulted in its obligations under the Agreement by not making any payments after the first installment of $250,000 on December 12, 2000.

On July 25, 2001, the Company signed a Letter of Intent (“LOI”) with Composite Solution Korea, Ltd. (“CSK”) and Value & Company (“V&C) of Seoul, Korea, to provide composite construction materials and engineering services, on an exclusive basis, for the repair and remodeling of a large department store building in foreclosure in Seoul, Korea.  On August 14, 2001, the Company submitted its preliminary proposal and budget for materials supply and engineering services for the project to CSK and V&C, which was accepted and signed by the parties.  Due to some issues related to the acquisition of the building, the project has been delayed until the end of February 2002. Pursuant to the agreement, a non-refundable deposit of $300,000 is due to CSI, if and when the project starts.

Markets

Based on earnings potential, CSI has targeted four main areas for applications of its technologies. These are Seismic Retrofit, Blast Hardening, Infrastructure Renewal, and New Construction.

The Seismic Retrofit market is a global market with a customer base in all seismically active regions of the world. Consideration of structural types ranges from buildings to bridges. Examples include Hospitals, Commercial Buildings, Schools, Telecommunication Centers, Power Generating Facilities, Military Bases, Government Buildings, and Bridges.

The Blast Hardening market  stems form a demonstrated need to protect the public from terrorist acts as well as from accidental explosions. The target markets here involve the following government and industrial facilities: Embassies, Federal Buildings, Military Complexes, Foreign Embassies, Communication/Control Centers, and Industrial Plants.

The Infrastructure Renewal market exists because a very large portion of the U.S infrastructure requires renewal due to deterioration. This is repeated on a global basis. CSI has targeted those segments of this infrastructure renewal problem with the highest priority by the U.S for treatment. These include Large Water Conduits, Bridges, Oil and Gas Pipelines, Harbor and Docks.

The New Construction market: CSI management estimates that the economic and structural advantages of the CSS stay-in-place forms render the CSS applicable on a worldwide basis. The focus here is on the following structures: Bridges, Buildings, Parking Structures, Historic Buildings, Harbors, Off-shore Platforms.

Competition

The use of composite overlays for retrofit and repair of large structures, including buildings, bridges and highways, is dominated by a number of larger material supply competitors who are well financed and have well recognized industry names, and are aggressively competing in the market. However, these competing companies are primarily focused on the sale of the material components through supply houses or partnering construction firms

Employees

As of September 30, 2001, the Company has three full-time and one part-time employees.  None of the employees are represented by a labor union, and the Company considers its relations with employees to be good.  The Company also engages consultants from time to time for various services.

Research & Development

The Company’s research and development activities are focused on the following three main areas: (1) advanced composite overlays for blast retrofits; (2) the CSS as structural stay-in-place forms for new construction; and (3) advanced composite overlays for seismic and infrastructure renewal retrofits, repairs, and upgrades.

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

With respect to (2), the new CSS technology has reached an operational stage.  The first bridge based on the use of the CSS system (the King’s Storm water Channel Bridge) was recently completed in California, near the Salton Sea.  This structure serves as an important technology demonstrator.

With respect to (3), CSI has developed a material system for seismic retrofits, which has better performance and cost metrics than CSI’s previous system.  This is expected to improve current profit margins.  In addition to material systems, CSI has completed PC-based design software, which allows an engineer to rapidly execute composite overlay designs for the seismic retrofit of key structural elements such as columns.  The Company is currently extending this software to include retrofit designs for blast loads.

Intellectual Property

The Company owns a unique retrofit design software program for the seismic loading of structures, which is subject to copyrights. This program is being expanded to include blast retrofit designs; the expanded program too will be subject to copyrights.   The Company has licensed additional key retrofit/repair and new construction technology from the University of California. This license is co-exclusive(see item 12 below). If the third party license is surrendered or otherwise terminated, the licensor has granted the Company the right of first negotiations to become the exclusive licensee for that technology. The University of California has retained the priority rights to enforce the patent protection against infringements by any third party. The foregoing licenses are based on two patent applications. One has been granted (Patent Number 6,003,276 issued December 21, 1999). The other patent application is under review by the U.S. Patent and Trademark Office.

The Company intends to rely on patent and copyright protection, to the extent that such protection is available under applicable law. However, any such patents and copyrights would not foreclose all possibilities of protection to that technology. It is possible that certain patent or copyright claims superior to those of the University of California’s currently pending patent, either within the U.S. or other countries, could impact the Company’s rights to the use of some aspects of the Company’s technology.

Governmental and Industry Regulations.

Widespread commercialization of certain of the Company’s technology into buildings is necessarily dependent upon building and other code approvals of a number of the governmental jurisdictions in which sales are to be made.  Local governments which adopt and administer the building codes, generally adopt the model codes of either the International Conference of Building Officials (ICBO) with its Uniform Building Code (UBC), or the American Concrete Institute (ACI), each of which apply primarily to building structures. The Company’s technology is presently acknowledged by ICBO and ACI, through published acceptance criteria and preliminary guideline documents. No formal approvals of the technology have been granted to date.  Therefore, approval through any governmental office within the United States will require departmental review in order to be granted an exemption to the current code. However, such exemptions are readily allowed for the nature of the work contemplated by the Company.  The Company believes that previous testing, approvals, and technology use, along with future testing will provide the necessary justification to obtain approvals.  Additionally, the Company intends to contribute aggressively to the adoption of new codes to include the technology.

Item 2.  Description of Property

In order to reduce its overhead expenses, the Company, along with Trans-Science Corporation, moved its executive offices from 3655 Nobel Drive, Suite 440, San Diego, CA 92122 to 3252 Holiday Court, Suite 206, La Jolla, CA 92037 on July 1, 2001. The new leased office space of approximately 1572 sq. ft. is within walking distance to UCSD. The lease obligation is for three years with monthly payments of approximately $3,851, subject to periodic adjustments for inflation.

The Company closed its East Coast office in Washington, D.C. area, located at 15200 Shady Grove Road, Suite 202, Rockville, Maryland 20850 on June 30, 2001.

Item 3.  Legal Proceedings

Neither the Company nor its subsidiary is the subject of any pending legal proceeding

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.  Market for Company’s Common Equity and Related Stockholders Matters

The shares of the Company’s Common Stock are traded on the OTC Bulletin Board (Symbol “KIPS”). The following table sets forth, for the periods indicated, the high and low closing bid prices for the Company’s Common Stock, as reported by the National Quotation Bureau, for the quarters presented.  Bid prices represent inter-dealer quotations without adjustments for markups, markdowns, and commissions.

Quarterly Common Stock Price Range (High Low)

Fiscal year ended September 30, 2000:
1st Quarter	$5.00	$0.65
2nd Quarter	$4.90	$0.80
3rd Quarter	$3.45	$0.75
4th Quarter	$1.00	$0.50

Fiscal year ended September 30, 2001:
1st Quarter	$0.58	$0.15
2nd Quarter	$0.24	$0.07
3rd Quarter	$0.45	$0.07
4th Quarter	$0.18	$0.07

As of September 30, 2001, there were 14,208,464 shares of Common Stock outstanding, and there were approximately 60 shareholders of the Company’s Common Stock.

The Company has not paid any dividends since its inception and has no current plans to pay dividends on the Common Stock in the foreseeable future. The Company intends to reinvest future earnings in the development and expansion of its business. Any future determination to pay dividends will depend upon the Company’s results of operations, financial condition and capital requirements and such other factors deemed relevant by the Company’s Board of Directors.

Item 6. Management’s Discussion and Analysis

Results of Operations

For the period from inception (October 20, 1997) through September 30, 1999, the Company had no revenues from operations and had no significant business operations other than organizational and capital raising activities.  On June 30, 1999, as mentioned above, the Company consummated a reverse acquisition pursuant to which the Company acquired CSI Nevada, a developer of composite overlay technology for construction.  Since that date, the Company’s business activities have consisted of, (1) research and development activities relating to design software development and development of new material systems, (2) identification and acquisition of related companies (TSC and Anchor) to enhance Company’s technology base and growth potential, (3) formation of Global Strategic Alliance with the Prime Group of Korea to expand the Company’s markets in the Asian Region, and  (4) marketing of its products and services to potential customers.

The results of the new acquisitions and alliance have been mixed.  The acquisition of TSC has allowed the Company to secure a DTRA research and development contract related to application of composite overlay technology to blast effects on structures and valued at approximately $289,000, which is in progress. However, the Company lost $93,267 from the operations of Anchor, and the Prime Group of Korea defaulted in its obligations after making only one installment payment.

For the fiscal year ended September 30, 2001, the Company’s revenues and cost of sales were $79,207 and $41,048, respectively; as compared to revenues of $2,888 and cost of sales of $5,639 for the fiscal year ended September 30, 2000.  For the year 2001, the Company had a net loss of $1,367,322 or $0.10 per share, as compared to a net loss of $1,090,715 or $0.09 per share for the fiscal year ended September 30, 2000.  The increased loss was primarily due to professional fees, salaries, and depreciation & amortization expenses.  Its general and administrative expenses decreased from $282,274 in 2000 to $232,674 in 2001.

The sale of Anchor Operations resulted in a net gain of $84,488.

Liquidity and Capital Resources

The Company operated with insufficient capital in 2001, as it did in 2000.  It has not met all of its financial obligations in 2001, and has relied heavily on the sale of its Common Stock to generate additional capital. In October 2000 the Company issued 175,000 shares of Common Stock under a private placement in exchange for $35,000 in cash, net of offering costs.  On January 4, 2001 the Company issued 550,000 shares of Common Stock under a share prescription agreement in exchange for $210,000 in cash.  As of September 30, 2001, the Company issued 1,061,760 shares of common stock valued at $128,333 in exchange for services.

The Company had total assets of $1,036,168 as of September 30, 2001, including intangible assets of $1,006,147, as compared to the total assets of $1,931,762 and intangible assts of $1,546,597 for the fiscal year ended September 30, 2000.  The Company’s current and long-term liabilities as of September 30, 2001 were $1,040,405 and $0, respectively, as compared to current liabilities of $348,260 and long-term liabilities of $500,000 for the fiscal year ended September 30, 2000.

In year 2002, the Company intends to devote substantial part of its financial resources towards the marketing of its products and services to the construction industry.  In order to facilitate such marketing efforts, the Company expects to seek additional capital through the sale of equity securities.  Also, the Company intends to pursue licensing technologies as a financing alternative.

Subsequent Events

On January 18, 2002, the Company signed an agreement with an international co. (composite manufacturer) for providing engineering and design services for a civil infrastructure project.  According to the terms of this agreement, the Company will receive $377,000 for engineering fees in the next six months.  In addition, the Company will receive royalties in future for products designed by the Company.

On January 31, 2002, the Company received a contract for the seismic retrofit of the shear walls and columns of Verizon Corporation’s telecommunications switching complex in Sierra Madre, California.  The Company will use its carbon composite system RetroshieldTM  for this project.

On January 18, 2002, the Company reached an agreement in principle with UCSD, pursuant to which UCSD will accept payment for a significant portion of their licensing fees in CSI common stock in lieu of cash, subject to establishing a  purchase price for the shares, of which negotiations are still continuing.

The Company is making a serious effort to install a top level Management Group, which has experience and expertise in large-scale civil engineering construction projects as well as international marketing. The Company has identified such a Group and is currently negotiating the terms and conditions under which the Group will join the Company.

Cautionary Statement Regarding Forward-Looking Statements

This report contains “forward-looking” statements.  The Company is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Act of 1995 with respect to all such forward-looking statements.  Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words “expects,” “intends,” “anticipates,” “may,” “plans,” “projects” and “estimates,” and analogous or similar expressions.

The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain.  Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially than those discussed herein: (1) ability to attract and retain customers to purchase its products and services, (2) ability to commercialize and market products,    (3)results of research and development, (4) technological advances by third parties and competition, (5) future capital needs of the Company, (6) history of operating losses, (7) dependence upon key personnel, and (8) general economic and business conditions.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward–looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based

Item 7.  Financial Statements

See the Consolidated Financial Statements and related Report of Independent Certified Public Accountants included herewith as pages F-1 through F-21.

Item 8.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

None

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

The Directors and Executive Officers of the Company during the fiscal year ended September 30, 2001 were as follows:

Dr. Gilbert A. Hegemier, Chairman of the Board of Directors since June 1999;
Mark Olson, Director, President and Chief Operating Officer from February 1, 2000 to February 28, 2001 when he resigned;
Dr. Michael Perlman, Director, President and Chief Executive Officer from July 3, 2001 to September 30, 2001 when he resigned;
Edward H. Davis, Director, Executive Vice President, Chief Financial Officer, General Counsel and Secretary from July 3, 2001 to September 30, 2001 when he resigned;

Gilbert A. Hegemier, Ph.D.  Dr. Hegemier is one of the developers of the composite overlay technology and has served as the Company’s Chairman since June 1999.  Dr. Hegemier also served as President of CSI Nevada from December 1998 through June 1999.  Dr. Hegemier has served as a professor at the University of California, San Diego since 1968, where he currently serves as a Professor of Structural Engineering and also serves as Co-Director of The Powell Structural Systems Laboratory.  Since 1980, Dr. Hegemier has also served as President and CEO of Trans-Science Corporation where he directed research and development work in shock wave simulation programs and advanced material models for the Department of Defense in a wide range of technical areas.

Item 10.  Executive Compensation

The following table sets forth information concerning compensation of the former Chief Executive Officers of the Company and other Directors and Executive Officers who received total annual compensation in excess of $100,000 for the fiscal years ended September 30, 2001, 2000 and 1999:  ( * indicates accrued amounts not yet paid)

Name	Position	Fiscal Year	Salary($)	Consulting Fee ($)
Dr. Gilbert A Hegemier	Chairman & Consultant	2001		199,000	*
		2000		130,000
		1999		113,750
Dr. Michael Perlman	Former CEO, President, Director & Consultant	2001		30,000	*
Mark Olson	Former COO, President, Director &	2001		34,800
	Consultant	2000		48385
Donald Nicholson	Former CEO & Director	2000	97,489
		1999	29,667

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Currently, Dr. Gilbert A. Hegemier is the sole Director of the Company. He holds 3,584,242 shares of the Company’s Common Stock, which represents approximately 25% beneficial ownership of the Company.

Item 12.  Certain Relationships and Related Transactions

Transactions with Dr. Gilbert A. Hegemier and Affiliates

Dr. Hegemier is a full-time professor and staff member with the University of California, San Diego, Department of Engineering, as well as Co-Director of The Powell Structural Systems Laboratory, which is the University’s testing laboratory for materials and technologies similar to the Company’s products.  In that position, he is responsible to the University and all entities dealing with it to be open, fair and even handed in his research, testing and public information.  He cannot provide preference to the Company or its clientele, even though he is the largest single stockholder and principal of the Company.

In June 1999, the Company entered into a Share Exchange Agreement with CSI Nevada of which Dr. Gilbert A. Hegemier was the principal shareholder.  Pursuant to that Share Exchange Agreement, the Company acquired 100% of the outstanding stock of CSI Nevada by issuing 1,000,000 new shares of the Company to Dr. Hegemier

In June 2000, through a Share Exchange Agreement the Company acquired TSC where Dr. Gilbert A. Hegemier was the Director and CEO and owned approximately 56% of TSC’s privately held Stocks.  Pursuant to the Agreement, Dr. Hegemier received 532,960 shares of the Company’s Common Stock in exchange for his 1217 shares of TSC.

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

Item 13.  Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company, as amended(1)
3.2	Bylaws of the Company, as amended(1)
10.1	License Agreement with UCSD (Case No. SD96-103)(2)
10.2	License Agreement with UCSD (Case No. SD96-040)(2)
10.3	Share Exchange Agreement(3)
10.4	Share Exchange Agreement with and Acquisition of TSC(4)
10.5	Acquisition of Penultimo, Inc.(5)
10.6	Global Strategic Alliance Agreement with Prime (6)
23.1	Consent of Independent Accountants’

(1)                                  Incorporated by reference to the referenced document filed as an exhibit to the Company’s Registration Statement on Form 10SB12G/A, Commission File No. 000-24551, filed on October 20, 1998.

(2)                                  Incorporated by reference to the referenced document filed as an exhibit to the Company’s Annual Report on Form 10-KSB, Commission File No. 000-24551, filed on January 13, 2000.

(3)                                  Incorporated by reference to the referenced document filed as an exhibit to the Company’s Current Report on Form 8-K, Commission File No. 000-24551, filed on July 14, 2000 and August 31, 2000.

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

(6)                                  Incorporated by reference to the referenced document filed as an exhibit to the Company’s Annual Report on Form 10-KSB, Commission File No. 000-24551, filed on January 13, 2001.

(b).          Reports on Form 8-K.

On October 31, 2000, the Company filed an amendment to Current Report on Form 8-K/A related to the financial statements of Penultimo, Inc.

On March 29, 2001, the Company filed a Current Report on Form 8-K related to the resignation of its President, Chief Operating Officer, and Director, Mark Olson.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 2002

Composite Solutions, Inc.

By:	/s/ Gilbert A. Hegemier
Gilbert A. Hegemier, Chairman

Pursuant to the requirements of the Securities Exchange Act, of 1934 this report has been signed below by the following person on behalf of the Company and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Gilbert A. Hegemier	Chairman of the Board	February 11, 2002
Gilbert A. Hegemier

Composite Solutions Inc. and Subsidiaries

Formerly JS Business Works, Inc.

(A Development Stage Company)

Financial Statements

September 30, 2001 and 2000

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Composite Solutions Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Composite Solutions Inc. (a development stage company) and Subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Because of inadequacies in Penultimo, Inc. dba Anchor Reinforcements’ accounting records, we were unable to form an opinion regarding the amounts of the loss from discontinued operations (stated at $93,267) and the gain on the sale of subsidiary (stated at $177,755).  The effects of such adjustments, if any, would be reciprocal and accordingly would not result in a change in the net loss (stated at $1,367,322) in the accompanying consolidated statements of operations.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the loss from discontinued operations and the gain on the sale of subsidiary, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Composite Solutions Inc. and Subsidiaries as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has experienced losses since inception and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Peterson & Co.

San Diego, California

January 25, 2002

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	September 30,
	2001	2000
ASSETS

Current assets
Cash	$4,204	$24,930
Accounts receivable, net of allowance for doubtful accounts of $0 in 2001 and $3,333 in 2000	-	79,177
Related party receivables	-	9,920
Inventory	-	167,001
Prepaid expenses	761	1,369
Prepaid income taxes	37	200

Total current assets	5,002	282,597

Property, plant and equipment, net	11,555	94,891

Other assets
Employee advances	271	-
Intangible assets, net	1,006,147	1,546,597
Deposits	13,193	7,677

Total assets	$1,036,168	$1,931,762

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Bank overdraft	$—	$1,214
Accounts payable	346,520	177,634
Employee payable	205,878	—
Related party payable	50,000	—
Line of credit	51,396	51,494
Notes payable	-	64,500
Related party notes payable	242,581	24,816
Accrued expenses	140,830	22,250
Income taxes payable	3,200	6,352

Total current liabilities	1,040,405	348,260

Long term obligations
Convertible debenture	—	500,000

Total liabilities	1,040,405	848,260

Shareholders' equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 14,208,464 and 12,371,704 shares issued and outstanding at September 30, 2001 and 2000, respectively	1,421	1,237
Additional paid in capital	3,039,422	2,760,023
Accumulated deficit	(3,045,080)	(1,677,758)

Total shareholders' equity	(4,237)	1,083,502

Total liabilities and shareholders' equity	$1,036,168	$1,931,762

The accompanying notes are an itegral part of these financial statements.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

			October 20, 1997
			(Inception)
	Year Ended		to
	September 30,		September 30,
	2001	2000	2001
Revenues	$79,207	$2,888	$82,095
Cost of sales	41,048	5,639	46,687

Gross profit (loss)	38,159	(2,751)	35,408

Expenses
Consulting fees	386,978	274,985	743,063
Depreciation and amortization	216,253	50,322	268,230
General and administrative expenses	232,674	282,274	659,325
Organizational expenses	—	—	514
Professional fees - other	89,237	239,746	341,624
Professional fees - related party	34,955	—	60,839
Salaries	327,538	253,938	902,137
Impairment loss	144,772	—	144,772

Total expenses	1,432,407	1,101,265	3,120,504

Loss from operations	(1,394,248)	(1,104,016)	(3,085,096)

Other income (expense)
Interest income	2	2,412	8,363
Interest income - forgiveness of debt	—	—	17,825
Gain on forgiveness of debt	3,400	—	8,261
Other expenses	(7,205)		(7,205)
Loss on disposal of assets	(190)
Interest expense	(45,841)	(7,518)	(71,184)
Loss on forgiveness of debt	—	—	(11,021)

Total other income (expense)	(49,834)	(5,106)	(54,961)

Loss before provision for income taxes	(1,444,082)	(1,109,122)	(3,140,057)

Provision for income taxes	7,728	2,400	10,128

Net loss from continuting operations	(1,451,810)	(1,111,522)	(3,150,185)

Discontinued operation
(Loss) income from discontinued operation	(93,267)	20,807	(72,460)
Gain on sale of subsidiary	177,755	—	177,755
	84,488	20,807	105,295

Net loss	$(1,367,322)	$(1,090,715)	$(3,044,890)

Loss per common share, basic and diluted
Net loss from continuing operation	$(0.10)	$(0.09)	$(0.19)
(Loss)income from discontinued operation	$(0.01)	$—	$(0.01)
Gain on sale of subsidiary	$0.01	$—	$0.01
Net loss	$(0.10)	$(0.09)	$(0.19)

Weighted average number of shares, basic and diluted	13,582,193	11,943,406	16,326,140

The accompanying notes are an itegral part of these financial statements.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Shareholders' Equity

	Common Stock		Additional	Deficit Accumulated During the Development	Total Shareholders'
	Shares	Amount	Paid in Capital	Stage	Equity
Balance, October 20, 1997 (inception)	—	$—	$—	$—	$—

Common stock issued in exchange for services	15,233,910	1,521	(2,120)		(599)
Common Stock issued for cash	5,962,500	599	18,335		18,934

Net loss				(12,193)	(12,193)

Balance, September 30, 1998	21,196,410	2,120	16,215	(12,193)	6,142

Common stock contributed	(7,896,410)	(790)	790		—
Pre-acquisition income				47	47
Common stock issued in acquisition	1,000,000	100	47	(47)	100
Common stock issued for payment of note payable	200,000	20	999,980		1,000,000

Net loss				(574,850)	(574,850)

Balance, September 30, 1999	14,500,000	1,450	1,017,032	(587,043)	431,439

Common stock surrendered	(4,300,000)	(430)	430		—
Common Stock issued for cash	668,333	67	759,933		760,000
Pre-acquisition income				50,877	50,877
Common stock issued in acquisitions	1,103,371	110	808,668	(50,877)	757,901
Common stock issued in exchange for services	300,000	30	173,970		174,000
Common stock issued for finder's fee	100,000	10	(10)		—

Net loss				(1,090,715)	(1,090,715)

Balance, September 30, 2000	12,371,704	1,237	2,760,023	(1,677,758)	1,083,502

Common stock surrendered	(150,000)	(15)	(93,735)		(93,750)
Common Stock issued for cash	725,000	73	244,927		245,000
Common stock issued in exchange for services	1,061,760	106	128,227		128,333
Common stock issued for finder's fee	200,000	20	(20)		—

Net loss				(1,367,322)	(1,367,322)

Balance, September 30, 2001	14,208,464	$1,421	$3,039,422	$(3,045,080)	$(4,237)

The accompanying notes are an itegral part of these financial statements.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flow

	Year Ended September 30,		October 20, 1997 (Inception) to September 30,
	2001	2000	2001
Cash flows from operating activities
Net loss	$(1,367,322)	$(1,090,715)	$(3,045,080)
Adjustments to reconcile net loss tonet cash used in operating activities:
Depreciation and amortization	216,253	50,592	268,500
Loss on disposal of assets	190		190
Common stock issued in exchange for services	33,926	174,000	210,561
Common stock issued for compensation	94,407	—	94,507
Pre-acquisition income	—	—	47
Loss from discontinued operations	93,267	—	93,267
Gain on disposal of subsidiary	(177,755)	—	(177,755)
Impairment loss	144,772	—	144,772
(Increase) decrease in operating assets
Accounts receivable	1,650	15,840	17,490
Related party receivable	(22,021)	—	(22,021)
Inventory	—	(2,055)	(2,055)
Prepaid expenses	771	2,857	(598)
Employee advances	(271)	—	(271)
Deposit	(5,820)	(7,677)	(13,497)
Increase (decrease) in operating liabilities
Accounts payable	437,904	50,319	578,853
Forgiveness of accounts payable	(3,400)	—	(3,400)
Accrued expenses	151,999	(8,367)	161,631
Income taxes payable	800	6,352	7,152
Long term obligation for accounts payable	—	(13,773)	—

Net cash used in operating activities	(400,650)	(822,627)	(1,687,707)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,956)	(12,906)	(29,660)
Acquisition of intangible assets	(59,574)	(16,899)	(604,134)
Loans made to related party	—	—	(10,000)
Repayments of loans to related party	—	—	10,000
Acquisition of subsidiary	—	(500,000)	(500,000)
Cash of discontinued operations	(19,999)	—	(19,999)
Cash of acquired subsidiaries	—	17,261	17,261

Net cash used in investing activities	(81,529)	(512,544)	(1,136,532)

Cash flows from financing activities
Bank overdraft	(1,214)	1,214	—
Increase (decrease) in line of credit	(98)	760	662
Proceeds from note payable to officer/employee	217,765	26,500	244,265
Payments of note payable to officer	—	(1,684)	(1,684)
Proceeds from convertible debenture	—	500,000	500,000
Proceeds from notes payable	—	64,500	1,064,500
Proceeds from issuance of common stock, net	245,000	760,000	1,020,700

Net cash provided by financing activities	461,453	1,351,290	2,828,443

Net (decrease) increase in cash	(20,726)	16,119	4,204

Cash, beginning of period	24,930	8,811	—

Cash, end of period	$4,204	$24,930	$4,204

Supplementary disclosures
Interest paid	$666	$1,505	$2,171
Income taxes paid	$7,728	$—	$7,728

Non-cash financing and investing activities
Note payable paid through issuance of common stock	$—	$—	$1,000,000
Investment in subsidiary	$—	$808,778	$796,732
Interest on note payable	$—	$—	$17,825
Forgiveness of interest on note payable	$—	$—	$(17,825)
Inter-company receivable released in sale of subsidiary	$22,021	$—	$22,021
Common stock acquired in sale of subsidiary	$(93,750)	$—	$(93,750)
8% debenture released in sale of subsidiary	$(500,000)	$—	$(500,000)
Note payable released in sale of subsidiary	$(64,500)	$—	$(64,500)
Accrued interest released in sale of subsidiary	$(28,867)	$—	$(28,867)

The accompanying notes are an itegral part of these financial statements.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Composite Solutions Inc. (the “Company”), formerly JS Business Works, Inc., was incorporated in the state of Florida on October 20, 1997.  The Company has two wholly owned subsidiaries: Composite Solutions Inc., incorporated in the state of Nevada on December 8, 1998, and Trans-Science Corporation, incorporated in the state of California on September 15, 1980. During the period August 16, 2000 to March 31, 2001, the company had another wholly owned subsidiary, Penultimo, Inc. dba Anchor Reinforcements which was incorporated in the state of California on January 13, 1992.   Composite Solutions Inc. and subsidiaries were organized to develop, manufacture and market high technology products and processes to be utilized in key areas of existing and new construction.

The Company is in the development stage and its efforts through September 30, 2001 have been principally devoted to raising additional capital and negotiating with potential key personnel and leasing facilities.  There is no assurance that any benefit will result from such activities.  The Company will continue to incur expenses and losses as it pursues its development efforts.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant inter-company transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers cash instruments with original maturities of less than three months to be cash equivalents.

Start-up Costs

Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

Advertising

Advertising costs are charged to expense as incurred.

Inventories

Inventories are valued at lower of the first-in, first-out (FIFO) cost or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less depreciation. Depreciation is accounted for on the straight-line and accelerated methods based on the estimated useful lives of the related assets.  Betterments and large renewals, which extend the life of an asset, are capitalized whereas, repairs and maintenance, which do not increase the useful lives of property and equipment are charged to operations as incurred.

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

Revenue Recognition

Revenue from the sale of product is recognized when materials are shipped from stock.  Revenues derived from contracts are accounted for on the percentage-of-completion method of accounting.  Revenue is recognized based on a ratio of the actual cost of work performed to a current estimate of the total cost to complete a respective contract.

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

Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximates those assets’ fair value.

Accounts receivable and accounts payable:  The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximates those assets’ and liabilities’ fair value.

Notes receivable:  The carrying amount of the note receivable approximates the assets’ fair value.

Short-term and long-term obligations:  The carrying amounts of the line of credit and short-term notes payable approximates those obligations’ fair value.   The fair value of the convertible debenture is estimated by discounting the future cash flows using the current rates at which similar obligations would be made to borrowers with similar credit ratings and for the same remaining maturities.

Accrued interest receivable and accrued expenses: The carrying amounts of accrued interest and accrued expenses approximate their fair values.

Stock-Based Compensation

In accordance with the provisions of SFAS 123, the Company follows the intrinsic value based method of accounting as prescribed by APB 25, Accounting for Stock Issued to Employees, for its stock-based compensation.

NOTE 2 — ACQUISITIONS

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

NOTE 3 — DISCONTINUED OPERATIONS

On March 31, 2001 the Company entered into an Agreement to transfer all of the outstanding shares of Pemultimo, Inc. to an individual in exchange for 150,000 shares of the Company’s common stock originally valued at $93,750, the release of certain inter-company receivables in the amount of $22,021, an 8% convertible debenture note in the amount of $500,000 plus accrued interest of $28,199, and notes payable in the amount of $64,500, plus accrued interest of $4,441.

NOTE 4 — INVENTORIES

Inventories consist of the following at September 30, 2001 and 2000:

	2001	2000
Raw material	$—	$108,055
Work in process	—	—
Finished goods	—	58,946

	$—	$167,001

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30, 2001 and 2000:

	2001	2000
Leasehold improvements	$1,407	$1,407
Office furniture and equipment	181,311	181,073
Software	13,983	13,983
Machinery	—	65,902
	196,701	262,365
Accumulated depreciation	(185,146)	(167,474)

Property and equipment, net	$11,555	$94,891

Depreciation expense for the years ended September 30, 2001 and 2000 was $18,052 and $9,992, respectively.

NOTE 6 - INTANGIBLE ASSETS

On April 20, 1999 the Company entered into a license agreement with the Regents of the University of California San Diego (UCSD) for a license under patent rights to make, use, sell, offer for sale, import licensed products, practice licensed methods, and to use certain technology. The agreement terminates on the later of the expiration date of the longest-lived Patent Rights or the twenty-first anniversary of effective date.  A license fee of $40,000 was paid upon executionof the agreement.  The Company must also pay for one half of all past and future patent costs.  The license is being amortized over 17 years and at September 30, 2001 and 2000 this license has a net value of $58,497 and $54,782, respectively.  Amortization expense for the years ended September 30, 2001 and 2000 was $8,520 and $0, respectively.  Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of the licensed products.

On August 4, 1999 the Company entered into a second license agreement with UCSD for a license under patent rights to make, use, sell, offer for sale, import licensed products, to practice licensed methods, and to use certain technology. The agreement terminates on the later of the expiration date of the longest-lived Patent Rights or the twenty-first anniversary of the effective date. A license fee in the amount of $5,000 was paid upon execution of the agreement.  In addition, the Company is obligated to pay for one-half of all past and future patent costs.  The license is being amortized over 20 years and at September 30, 2001 and 2000 this license has a net value of $94,715 and $55,799, respectively.  Amortization expense for the years ended September 30, 2001 and 2000 was $8,423 and $0, respectively.  Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of the licensed products.

At September 30, 2001 and 2000 patent costs payable on the license agreements was $77,776 and $17,445, respectively.

In January 1999 the Company acquired certain assets from Trans-Science Corporation, a company under common control and subsequently acquired on July 7, 2000. Fire test data concerning overlay systems in the form of technical reports prepared by an independent laboratory in New York performed prior to the Company’s inception was purchased for cash in the amount of $13,979 from Trans-Science Corporation at its cost. At September 30, 2001 these assets were not placed in service.

In January 1999 Trans-Science Corporation sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company for cash in the amount of $330,000.   In addition, during the year ended September 30, 1999, the Company paid Trans-Science Corporation $90,000 for upgrade services on this software.  At September 30, 2001 this asset was not placed in service.

On July 7, 2000 the Company acquired 100% of the outstanding shares of common stock of Trans-Science Corporation, a company under common control through July 7, 2000.  The Company recorded goodwill in the amount of $751,636 representing the excess of the cost to acquire Trans-Science Corporation over the historical cost of the net assets acquired.  The goodwill is being amortized over a period of five years.  Amortization expense for the years ended September 30, 2001 and 2000 was $152,158 and $35,751, respectively.  At September 30, 2001 goodwill was impaired and a loss was recognized in the amount of $144,772.  At September 30, 2001 and 2000 this goodwill has a net value of $418,956 and $715,885, respectively.

On August 31, 2000 the Company acquired 100% of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements.  The Company recorded goodwill in the amount of $291,050 representing the excess of the cost to acquire Penultimo, Inc. over the sum of the amounts assigned to identifiable net assets acquired. On March 31, 2001, the Company transferred all of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements to an individual.  The goodwill was being amortized over a period of five years.  Amortization expense for the years ended September 30, 2001 and 2000 was $29,099 and $4,851, respectively.  At September 30, 2001 and 2000 this goodwill has a net value of $0 and $286,199, respectively.

NOTE 7 - SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has authorized the issuance of ten million (10,000,000) shares of preferred stock, having one hundredth of a cent ($.0001) par value per share.  The Board of Directors of the Company has discretion to determine the rights, preferences and privileges of this preferred stock.  There are no shares of preferred stock issued and outstanding at September 30, 2001 and 2000, respectively.

Common Stock

In December 1999, a trustee shareholder surrendered 4,300,000 shares, which have been canceled.  During the period December 1999 to June 2000 the Company issued 668,333 shares of common stock under a private placement in exchange for $760,000 in cash, net of offering costs.  On July 7, 2000 the Company issued 953,371 shares of common stock valued at $715,028 in exchange for 100% of the outstanding shares of common stock of Trans-Science Corporation.  On August 31, 2000 the Company issued 150,000 shares of common stock valued at $93,750 plus $500,000 in cash in exchange for 100% of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements.  On September 15, 2000 the Company issued 100,000 shares of common stock as finder’s fees.  On September 28, 2000 the Company issued 300,000 shares of common stock valued at $174,000 in exchange for services. On March 31, 2001, a shareholder surrendered 150,000 shares  of common stock valued at $93,750.  Also on March 31, 2001, the Company issued 200,000 shares of common stock as finder’s fees. At September 30, 2001, the Company issued 1,061,760 shares of common stock valued at $128,333 in exchange for services.  During the period October 2000 through December 2000 the Company issued 725,000 shares of common stock valued at $245,000 in private placement. There are 14,208,464 and 12,371,704 shares of common stock issued and outstanding at September 30, 2001 and 2000, respectively.

NOTE 8 — LINE OF CREDIT

The Company has a business secured open line of credit with a bank in the amount of $50,000. The line of credit bears interest at the prime rate, as published in the Wall Street Journal, plus 2.5% (9% at September 30, 2001).  At September 30, 2001 and 2000 balances due were $51,396 and $51,494, respectively. Balances included accrued interest of $333  for the year ended September 30, 2001, and a loan fee in the amount of $250 and accrued interest of $510 for the year ended September 30,2000.

NOTE 9 — NOTES PAYABLE

On September 19, 2000 the Company issued a demand note payable in the amount of $44,500, with interest at 12% per annum.  At September 30, 2000 there is a balance due in the amount of $44,500 plus accrued interest in the amount of $210.

On August 29, 2000 the Company issued a demand note payable in the amount of $20,000, with interest at 12% per annum.  At September 30, 2000 there is a balance due in the amount of $20,000 plus accrued interest in the amount of $161.

On March 31, 2001 the notes payable and accrued interest were released upon the disposal of Penultimo, Inc. dba Anchor Reinforcements.

NOTE 10 — LONG TERM OBLIGATIONS

Convertible Debenture

On August 17, 2000 the Company issued an 8% convertible debenture note in the amount of $500,000, which was due on August 17, 2003.  Interest at the rate of 8% per annum was due on January 1 and July 1 each year until the principal amount of the note is paid in full.  At September 30, 2000 there was a balance due in the amount of $500,000 plus accrued interest in the amount of $4,822. On March 31, 2001 the debenture note and accrued interest of $28,155 were released upon the disposal of Penultimo, Inc. dba Anchor Reinforcements.

NOTE 11 - COMMITMENTS

The Company and subsidiaries lease its office under an operating lease agreement.  Future minimum payment under the lease is as follows:

Year Ended
September 30,
2002	$46,679
2003	48,546
2004	37,491
Thereafter	—

$132,716

Rental expense was $97,814 and $70,731 for the years ended September 30, 2001 and 2000, respectively, and $206,131 for the period from October 27, 1997(inception) to September 30, 2001.

NOTE 12 — EARNINGS PER SHARE

The computations of basic and diluted earnings per share from continuing operations for the years ended September 30, 2001 and 2000 and the period October 27, 1997 (inception) to September 30, 2001 were as follows:

			October 20, 1997
	Year Ended		(Inception) to
	September 30,		September 30,
	2001	2000	2001
Loss per common share, basic

Numerator
Net loss from continuing operations	$(1,451,810)	$(1,111,522)	$(3,150,185)
(Loss) income from discontinued operation	(93,267)	20,807	(72,460)
Gain on sale of subsidiary	177,755	—	177,755
Net loss	$(1,367,322)	$(1,090,715)	$(3,044,890)

Denominator
Weighted-average shares	13,582,193	11,943,406	16,326,140

At September 30, 2001 and 2000, 72,712 and 0 weighted-average shares of common stock issuable under stock options, respectively, were not included in the calculation of fully diluted earnings per share because their effects would have been antidilutive. Therefore, diluted earnings per share were the same as basic earnings per share at September 30, 2001 and 2000.

NOTE 13 - INCOME TAXES

At September 30, 2001the Company has a net operating loss carryforwards for tax purpose of approximately $1,400,000 which expires through the year 2021. The Internal Revenue Code contains provisions which may limit the loss carryforward available if significant changes in shareholder ownership of the Company occur.

The components of the provision for income taxes for the years ended September 30, 2001 and 2000 are as follows:

	2001	2000
Current
Federal	$68	$—
State	7,660	2,400
	7,728	2,400
Deferred
Federal	—	—
State	—	—
	—	—
Provision for income taxes	$7,728	$2,400

The components of the net deferred tax assets were as follows:

	September 30,
	2001	2000
Deferred tax assets
Start-up costs	$714,432	$714,432
Organization costs	398	398
Syndication costs	1,168	1,168
Net operating loss	592,496	7,571
	1,308,494	723,569
Deferred tax liabilities
State income taxes	91,620	51,165
	1,216,874	672,404
Less valuation allowance	(1,216,874)	(672,404)
Net deferred tax assets	$—	$—

NOTE 14 - RELATED PARTY TRANSACTIONS

Stock-Based Compensation

During the year ended September 30, 2001, the Company issued 643,937 shares of common stock with value of $94,407 to certain employees in exchange for compensation.

Notes Payable

On February 14, 2000, a director advanced the Company $25,000.  The principal plus interest of $243 was paid in full in April 2000. On February 24, 2000 the Company issued an unsecured promissory note to borrow up to $75,000 from the director. The note bears an interest rate of 7% per annum on the outstanding advances.  On March 31, 2001 the note was canceled upon sale of a subsidiary. In the period July 20, 2000 through August 18, 2000, the director advanced the Company $26,316 of which $1,500 was repaid, and the balance of $24,816 and accrued interest of $292 were outstanding at September 30, 2000.

In October and November of 2000, an officer advanced the Company $5,680. The loan was paid in full at September 30, 2001.

On January 8, 2001, the Company entered into a promissory note with an officer in the amount of $159,439. Principal is to be advanced in various amounts and will accrue interest at 12%. The principal and interest are to be paid nine months from the date of latest advance. As of September 30, 2001, principal in the amount of $159,439 and accrued interest of $10,696 were outstanding.

On January 15, 2001, the Company issued a promissory note payable to an employee in the amount of $10,203 for various advances to the Company. The Company paid back the note in full within 30 days with no interest charged.

On April 20, 2001, the Company issued a promissory note to an officer for amount of $56,965. Principal is to be advanced in various amounts and will accrue interest at 12%. The principal and interest are to be paid nine months from the date of the latest advance. As of September 30, 2001, principal in the amount of $45,445 and accrued interest of $1,663 were outstanding.

On April 23, 2001, the Company issued a promissory note payable to an employee in the amount of $41,945. The principal is to be advanced to the Company in various amounts. As of September 30, 2001, loan balance of $36,912 and accrued interest of $1,578 were outstanding. Principal and interest at 12% are to be paid nine months from the date of the latest advance.

In July and September of 2001 an officer of the Company loaned $785 to Trans-Science Corporation to cover operating costs. This advance was outstanding at September 30, 2001.

Consulting Agreements

The Company has several consulting agreements with shareholders and officers for management, marketing and technical services. Consulting fee for years ended September 30, 2001 and 2000 were $386,978 and $188,900, respectively.

Representation and Advisory Agreement

On March 6, 2001, the Company entered into a Representation and Advisory Agreement (the “Agreement”) with AF Capital and Ace International Domaine (collectively referred as “AFA”) for corporate financing and investment advisory services. According to the agreement, the Company would pay a non-refundable engagement retainer of $50,000, of which $15,000 was payable on or before March 14, 2001 with the balance of $35,000 payable in full on April 15, 2001. In addition the Agreement required the Company to make monthly retainer of $10,000 for twelve months beginning on April 1, 2001. Total amount of such retainers shall be payable in full upon the Company receiving at least $2,000,000 in financing. The Company is also required to pay a representation and placement fee equal to 10% of the amount of capital raised, and warrants to purchase shares of common stock of the Company equal to 15% of the number of shares of common stock and common stock equivalents issued pursuant to the Agreement.

Effective July 18, 2001, the Agreement was terminated by the Company.  According to the terms of the Agreement, in the event of termination, the Company would not be liable to pay the monthly payments of $10,000 after the termination date. The $35,000 balance of the non-refundable engagement retainer remains an unpaid liability of the Company at September 30, 2001.

On July 3, 2001 Michael Perlman, president and chief executive officer of Ace International Domaine was appointed president and chief executive officer of the Company.  Initial compensation for prior and continuing services in the amount of $17,500 will offset the $35,000 due to Ace International Domaine.

NOTE 15 — STRATEGIC ALLIANCE AGREEMENT

On December 7, 2000 the Company entered into a Global Alliance Agreement (the “Agreement”) with The Prime Group (“Prime”) located in Seoul, Korea.  According to the terms of the Agreement, the Company would receive a 15% equity position in The Prime Group.  The Prime Group entered into a subscription agreement to purchase between 4,166,667 and 5,000,000 shares of the Company’s common stock for cash in the amount of $2,000,000.  The first 2,500,000 shares of common stock was to be equally issued quarterly at $0.40 per share for a total consideration of $1,000,000.  A second 2,500,000 shares of common stock was to be issued at $0.40 per share if payment was received by May 31, 2001 or 1,666,667 was to be issued at $0.60 per share if payment was received after May 31,2001.

In December 2000, the Company received $250,000 representing a subscription for 625,000 shares of common stock.  On January 4, 2001 the Company issued 500,000 shares of common stock valued at $200,000.  However, on February 28, 2001 the agreement was terminated by Prime.  The Company did not issue the remaining 125,000 shares of common stock and has recorded $50,000 as a liability at September 30, 2001.

NOTE 16 — STOCK INCENTIVE PLAN

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

A summary of the Company’s stock options for the year ended September 30, 2001 and 2000 is as follow:

	2001		2000
		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of year	—	$—	—	$—
Granted	220,000	0.27	—	—
Exercised	—	$—	—	—
Cancelled	(120,000)	0.40	—	—
Outstanding, end of year	100,000		—

NOTE 17 — GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $1,367,322 for the year ended September 30, 2001 and losses of $3,045,080 accumulated from October 20, 1997 (Inception) to September 30, 2001. In addition the Company’s current liabilities exceeds current assets by $1,035,403 at September 30, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

Note 18 - Subsequent Events

Note Payable

On November 20, 2001, the Company entered into a Secured Promissory Note with Marathon Development Company, Inc. in the amount of $105,000, with interest at a rate of 10% per annum.  The note is secured by Company’s assets and is personally guaranteed by a director of the Company.  The note is due on the earlier of February 20, 2002 or the date on which the director completes a refinance of certain real property.

Stock Issued In Exchange For Services

During the period November 2001 through December 2001, the Company issued 808,155 shares of common stock valued at $135,611 in exchange for compensation and 120,000 shares of common stock valued at $24,000 in exchange for consulting fees.

Stock Issued In Private Placement

On January 11, 2002, the Company issued 500,000 shares of common stock valued at $95,000 in private placement.

NOTE 19 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2001		September 30, 2000
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash	$4,204	$4,204	$24,930	$24,930
Accounts receivable	—	—	79,177	79,177
Related party receivables	—	—	9,920	9,920
Accounts payable	552,398	552,398	178,848	178,848
Related party accounts payable	50,000	50,000	—	—
Line of credit	51,396	51,396	51,494	51,494
Notes payable	—	—	64,500	64,500
Related party notes payable	242,581	242,581	24,816	24,816
Accrued expenses	140,830	140,830	22,250	22,250
Convertible debenture	—	—	500,000	429,309