Form 10KSB/A
period 2001-09-30
COMPOSITE SOLUTIONS INC
filed 2002-02-19
CIK 1061822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

This form, 10-KSB/A amends the form 10-KSB filed on February 11, 2002 by Composite Solutions, Inc. The purpose of this amendment is to make a correction to the Independent Auditor's Report.

Item 7.  Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders

Composite Solutions Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Composite Solutions Inc. (a development stage company) and Subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perfrom the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Composite Solutions Inc. and Subsidiaries as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has experienced losses since inception and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                                                                Peterson & Co.

San Diego, California

January 25, 2002 (except for Note 3,

as to which the date is February 19, 2002).

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2002

Composite Solutions, Inc.

By:	/s/ Gilbert A. Hegemier
Gilbert A. Hegemier, Chairman

Pursuant to the requirements of the Securities Exchange Act, of 1934 this report has been signed below by the following person on behalf of the Company and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Gilbert A. Hegemier	Chairman of the Board	February 19, 2002
Gilbert A. Hegemier