Form 10QSB
period 2001-12-31
COMPOSITE SOLUTIONS INC
filed 2002-03-14
CIK 1061822

SECURITIES & EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

Issuer’s telephone number: (858) 459-4843

Former name and address, if changed since last report

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days.  Yes ☒  No  ☐

As of December 31, 2001, 15,136,619 shares of Common Stock were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

                The following consolidated financial statements contain information regarding the Company’s balance sheet, profit & loss, shareholder’s equity, and cash flow for the quarter ended December 31, 2001.

INDEX TO FINANCIAL STATEMENTS

Accountant’s Review Report

Balance Sheets

Statements of Operations

Statements of Changes in Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Stockholders

Composite Solutions, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheets of Composite Solutions, Inc. (a development stage company) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the three months then ended and the period October 1, 1999 to December 31, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Composite Solutions, Inc. and subsidiaries.

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

February 27, 2002

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2001	2000
ASSETS

Current assets
Cash	$448	$52,364
Accounts receivable, net of allowance for doubtful accounts of $0 in 2001 and $3,333 in 2000	41,059	61,191
Related party receivables	—	9,920
Costs in excess of billings	35,942	—
Inventory	—	183,327
Prepaid expenses	341	2,371
Other current assets	46	754

Total current assets	77,836	309,927

Property, plant and equipment, net	6,558	89,934

Other assets
Employee advances	—	1,150
Intangible assets, net	1,006,291	1,497,563
Deposits	13,147	9,152

Total assets	$1,103,832	$1,907,726

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$344,455	$174,651
Employee payable	230,498	42,977
Related party payable	50,000	—
Line of credit	51,396	50,968
Notes payable	—	84,500
Related party notes payable	159,764	—
Accrued expenses	129,763	31,242
Income taxes payable	3,200	3,152

Total current liabilities	969,076	387,490

Long term obligations
Note payable	102,258	—
Convertible debenture	—	500,000

Total liabilities	1,071,334	887,490

Shareholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 15,136,619 and 13,761,904 shares issued and outstanding at December 31, 2001 and 2000, respectively	1,513	1,377
Additional paid in capital	3,285,639	3,140,591
Accumulated deficit	(3,254,654)	(2,121,732)

Total shareholders’ equity	32,498	1,020,236

Total liabilities and shareholders’ equity	$1,103,832	$1,907,726

The accompanying notes are an integral part of these financial statements.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

			October 20, 1997
			(Inception)
	Three Months Ended		to
	December 31,		December 31,
	2001	2000	2001
Revenues	$88,732	$26,081	$170,827
Cost of sales	83,297	12,078	129,984

Gross profit	5,435	14,003	40,843

Expenses
Consulting fees	65,041	65,584	808,104
Depreciation and amortization	4,997	54,093	273,227
General and administrative expenses	46,177	71,978	705,691
Organizational expenses	—	—	514
Professional fees — other	882	37,585	342,506
Professional fees — related party	—	—	60,839
Salaries	93,633	146,687	995,770
Impairment loss	—	—	144,772

Total expenses	210,730	375,927	3,331,423

Loss from operations	(205,295)	(361,924)	(3,290,580)

Other income (expense)
Interest income	—	1	8,363
Interest income — forgiveness of debt	—	—	17,825
Gain on forgiveness of debt	—	—	8,261
Other expenses	(2,550)	—	(9,565)
Loss on disposal of assets	—	—	(190)
Interest expense	(1,130)	(1,496)	(72,314)
Loss on forgiveness of debt	—	—	(11,021)

Total other income (expense)	(3,680)	(1,495)	(58,641)

Loss before provision for income taxes	(208,975)	(363,419)	(3,349,221)

Provision for income taxes	600	—	10,728

Net loss from continuting operations	(209,575)	(363,419)	(3,359,949)

Discontinued operation
Loss from discontinued operation	—	(80,554)	(72,460)
Gain on sale of subsidiary	—	—	177,755
	—	(80,554)	105,295

Net loss	$(209,575)	$(443,973)	$(3,254,654)

Loss per common share, basic and diluted
Net loss from continuing operations	$(0.01)	$(0.03)	$(0.22)
Loss from discontinued operation	$—	$(0.01)	$(0.00)
Gain on sale of subsidiary	$—	$—	$0.01
Net loss	$(0.01)	$(0.03)	$(0.21)

Weighted average number of shares, basic and diluted	15,136,619	12,952,255	15,558,232

The accompanying notes are an integral part of these financial statements.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional	Deficit Accumulated During the Development	Total Shareholders’
	Shares	Amount	Paid in Capital	Stage	Equity
Balance, October 20, 1997 (inception)	—	$—	$—	$—	$—

Common stock issued in exchange for services	15,233,910	1,521	(2,120)		(599)
Common Stock issued for cash	5,962,500	599	18,335		18,934

Net loss				(12,193)	(12,193)

Balance, September 30, 1998	21,196,410	2,120	16,215	(12,193)	6,142

Common stock contributed	(7,896,410)	(790)	790	—
Pre-acquisition income	47	47
Common stock issued in acquisition	1,000,000	100	47	(47)	100
Common stock issued for payment of note payable	200,000	20	999,980		1,000,000

Net loss				(574,850)	(574,850)

Balance, September 30, 1999	14,500,000	1,450	1,017,032	(587,043)	431,439

Common stock surrendered	(4,300,000)	(430)	430		—
Common Stock issued for cash	668,333	67	759,933		760,000
Pre-acquisition income				50,877	50,877
Common stock issued in acquisitions	1,103,371	110	808,668	(50,877)	757,901
Common stock issued in exchange for services	300,000	30	173,970		174,000
Common stock issued for finder’s fee	100,000	10	(10)		—

Net loss				(1,090,716)	(1,090,716)

Balance, September 30, 2000	12,371,704	1,237	2,760,023	(1,677,759)	1,083,501

Common Stock issued for cash	850,000	86	294,914		295,000
Common stock issued in exchange for services	340,200	34	85,674		85,708
Common stock issued for finder’s fee	200,000	20	(20)		—

Net loss				(443,973)	(443,973)

Balance, December 31, 2000	13,761,904	1,377	3,140,591	(2,121,732)	1,020,236

Common stock surrendered	(150,000)	(15)	(93,735)		(93,750)
Common stock cancelled	(125,000)	(13)	(49,987)		(50,000)
Common stock issued in exchange for services	721,560	72	42,553		42,625

Net loss				(923,347)	(923,347)

Balance, September 30, 2001	14,208,464	1,421	3,039,422	(3,045,079)	(4,236)

Common stock issued for Services	120,000	12	34,788		34,800
Common stock issued for Compensation	808,155	80	161,429		161,509
Subscriptions Paid			50,000		50,000

Net loss				(209,575)	(209,575)

Balance, December 31, 2001	15,136,619	$1,513	$3,285,639	$(3,254,654)	$32,498

The accompanying notes are an integral part of these financial statements.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flow

			October 20, 1997
			(Inception)
	Three Months Ended		to
	December 31,		December 31,
	2001	2000	2001
Cash flows from operating activities
Net loss	$(209,575)	$(443,973)	$(3,254,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,997	57,707	273,227
Loss on disposal of assets	—	—	190
Common stock issued in exchange for services	34,800	85,708	245,361
Common stock issued for compensation	161,509	—	256,016
Pre-acquisition income	—	—	47
Loss from discontinued operations	—	—	72,460
Gain on disposal of subsidiary	—	—	(177,755)
Impairment loss	—	—	144,772
Interest	2,258	—	2,258
(Increase) decrease in operating assets
Accounts receivable	(41,059)	17,986	(23,566)
Related party receivable	(7,840)	—	(29,861)
Costs in excess of billings	(35,942)	—	(35,942)
Inventory	—	(16,326)	(2,055)
Prepaid expenses	411	(802)	(187)
Employee advances	271	—	—
Deposit	46	(3,379)	(13,451)
Increase (decrease) in operating liabilities
Accounts payable	30,395	39,994	630,322
Forgiveness of accounts payable	—	—	(3,400)
Accrued expenses	(11,066)	8,991	150,564
Income taxes payable	—	(3,200)	7,152
Net cash used in operating activities	(70,795)	(257,294)	(1,758,502)

Cash flows from investing activities
Purchase of property, plant and equipment	—	(2,446)	(29,660)
Acquisition of intangible assets	(144)	(1,270)	(604,278)
Loans made to related party	—	—	(10,000)
Repayments of loans to related party	—	—	10,000
Acquisition of subsidiary	—	—	(500,000)
Cash of discontinued operations	—	—	(19,999)
Cash of acquired subsidiaries	—	—	17,261
Net cash used in investing activities	(144)	(3,716)	(1,136,676)

Cash flows from financing activities
Bank overdraft	—	(1,214)	—
Increase (decrease) in line of credit	—	(526)	662
Proceeds from note payable to officer/employee	117,433	5,680	361,698
Payments of note payable to officer	(100,250)	(30,496)	(101,934)
Proceeds from convertible debenture	—	—	500,000
Proceeds from notes payable	—	20,000	1,064,500
Proceeds from subscriptions paid	50,000	—	50,000
Proceeds from issuance of common stock, net	—	295,000	1,020,700
Net cash provided by financing activities	67,183	288,444	2,895,626

Net (decrease) increase in cash	(3,756)	27,434	448
Cash, beginning of period	4,204	24,930	—
Cash, end of period	$448	$52,364	$448

Supplementary disclosures
Interest paid	$1,310	$1,505	$3,481
Income taxes paid	$600	$—	$8,328

Non-cash financing and investing activities
Note payable paid through issuance of common stock	$—	$—	$1,000,000
Investment in subsidiary	$—	$808,778	$796,732
Interest on note payable	$—	$—	$17,825
Forgiveness of interest on note payable	$—	$—	$(17,825)
Inter-company receivable released in sale of subsidiary	$—	$—	$22,021
Common stock acquired in sale of subsidiary	$—	$—	$(93,750)
8% debenture released in sale of subsidiary	$—	$—	$(500,000)
Note payable released in sale of subsidiary	$—	$—	$(64,500)
Accrued interest released in sale of subsidiary	$—	$—	$(28,867)

The accompanying notes are an integral part of these financial statements.

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Composite Solutions, Inc. (the “Company”), formerly JS Business Works, Inc., was incorporated in the state of Florida on October 20, 1997.  The Company has two wholly owned subsidiaries: Composite Solutions, Inc., incorporated in the state of Nevada on December 8, 1998 and Trans-Science Corporation, incorporated in the state of California on September 15, 1980.  A third wholly owned subsidiary, Penultimo, Inc. dba Anchor Reinforcements, incorporated in the state of California on January 13, 1992, was sold on March 31, 2001.   Composite Solutions Inc. and subsidiaries were organized to develop, manufacture and market high technology products and processes in key areas of existing and new construction.

The Company is in the development stage and its efforts through December 31, 2001 have been principally devoted to raising additional capital and negotiating with potential key personnel and leasing facilities.  There is no assurance that any benefit will result from such activities.  The Company will continue to incur expenses and losses as it pursues its development efforts.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less depreciation. Depreciation is accounted for on the straight-line and accelerated methods based on the estimated useful lives of the related assets.  Betterments and large renewals, which extend the life of an asset, are capitalized; whereas, repairs and maintenance, which do not increase the useful lives of property and equipment, are charged to operations as incurred.

Intangible Assets

Other assets include intangibles such as licensed technology, computer software and goodwill.   In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets.  The Company implemented the provisions of SFAS No. 142 on October 1, 2001.  Since adoption, existing goodwill and other intangible assets are no longer amortized but instead will be assessed for impairment at lease annually.  The Company is currently determining the impact of adopting this standard under the transition provisions of SFAS No. 142.  Amortization expense was $50,304 and $271,158 for the three months ended December 31, 2000 and for the period October 27, 1997 (inception) to December 31, 2001, respectively.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair value.

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

                Reclassifications

Certain reclassifications have been made to the December 31, 2000 balances in order to conform to the December 31, 2001 presentation.

NOTE 2 — ACQUISITIONS

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

On June 23, 2000 the Company entered into a Share Exchange Agreement with Trans-Science Corporation, a California corporation, a company under common control.  On July 7, 2000 the Company completed its acquisition.  The acquisition, recorded under the purchase method of accounting, included the purchase of all of the outstanding shares of common stock of Trans-Science Corporation in exchange for 953,371 shares of the Company’s common stock at $0.75 per share which resulted in a purchase price of $715,028. The liabilities assumed were in excess of the historical cost of the assets acquired at the date of acquisition and the total amount of the purchase price was recorded as goodwill.

On August 16, 2000 the Company entered into a Share Exchange Agreement with Penultimo, Inc. dba Anchor Reinforcements.  On August 31, 2000 the Company completed the acquisition.  The acquisition, recorded under the purchase method of accounting, included the purchase of all of the outstanding shares of common stock of Penultimo, Inc. in exchange for 150,000 shares of the Company’s common stock at $0.625 per share plus $500,000 in cash which resulted in a total purchase price of $593,750.  A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition while the balance of $291,050 was recorded as goodwill.

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

NOTE 4 — INVENTORIES

Inventories consist of the following at December 31, 2001 and 2000:

	2001	2000
Raw material	$—	$118,618
Work in process	—	—
Finished goods	—	64,709

	$—	$183,327

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, 2001 and 2000:

	2001	2000
Leasehold improvements	$1,407	$1,407
Office furniture and equipment	174,456	176,664
Machinery and other assets	20,838	86,740
	196,701	264,811
Less accumulated depreciation	(190,143)	(174,877)

	$6,558	$89,934

Depreciation expense for the three months ended December 31, 2001, and 2000 was $4,997 and $7,403, respectively and $36,526 for the period October 27, 1997 (inception) to December 31, 2001.

NOTE 6 — INTANGIBLE ASSETS

On April 20, 1999 the Company entered into a license agreement with the Regents of the University of California San Diego (UCSD) for a license under patent rights to make, use, sell, offer for sale, import licensed products, practice licensed methods, and to use certain technology.  The agreement terminates on the later of the expiration date of the longest-lived Patent Rights or the twenty-first anniversary of the effective date.  A license fee of $40,000 was paid upon execution of the agreement.  The Company must also pay for one half of all past and future patent costs.  At December 31, 2001 and 2000 the license has a net value of $58,497 and $55,791, respectively.  Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of the licensed products.

On August 4, 1999 the Company entered into a second license agreement with UCSD for a license under patent rights to make, use, sell, offer for sale, import licensed products, to practice licensed methods, and to use certain technology.  The agreement terminates on the later of the expiration date of the longest-lived Patent Rights or the twenty-first anniversary of the effective date.  A license fee in the amount of $5,000 was paid upon execution of the agreement.  In addition, the Company is obligated to pay for one-half of all past and future patent costs.  At December 31, 2001 and 2000 the license has a net value of $94,859 and $56,060, respectively.  Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of licensed products and certain fees and royalties for any executed sub-license agreements.

In January 1999 the Company acquired certain intangible assets from Trans-Science Corporation, a company under common control and subsequently acquired on July 7, 2000. Fire test data concerning overlay systems in the form of technical reports prepared by an independent laboratory in New York performed prior to the Company’s inception was purchased for cash in the amount of $13,979 from Trans-Science Corporation at its cost.  At December 31, 2001 these intangible assets were not placed in service.

In January 1999 Trans-Science Corporation sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company for cash in the amount of $330,000, and during the year ended September 30, 1999, the Company paid Trans-Science Corporation $90,000 for upgrade services on this software for a total of $420,000.  At December 31, 2001 this intangible asset was not placed in service.

On July 7, 2000 the Company acquired 100% of the outstanding shares of common stock of Trans-Science Corporation, a company under common control through July 7, 2000.  The Company recorded goodwill in the amount of $715,028 representing the excess of the cost to acquire Trans-Science Corporation over the historical cost of the net assets acquired.  At September 30, 2001 goodwill was impaired and a loss was recognized in the amount of $144,772.  At December 31, 2001 and 2000 this goodwill has a net value of $418,956 and $680,086, respectively.

On August 31, 2000 the Company acquired 100% of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements.  The Company recorded goodwill in the amount of $291,050 representing the excess of the cost to acquire Penultimo, Inc. over the sum of the amounts assigned to identifiable net assets acquired.  On March 31, the Company transferred all of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements to an individual.  At December 31, 2001 and 2000 this goodwill has a net value of $0 and $236,701, respectively.

Amortization expense for the three months ended December 31, 2001 and 2000 was $0 and $50,304, respectively and $236,701 for the period October 27, 1997 (inception) to December 31, 2001.

NOTE 7 — CAPITALIZATION

Preferred Stock

The Company has authorized the issuance of ten million (10,000,000) shares of preferred stock, having one hundredth of a cent ($.0001) par value per share.  The Board of Directors of the Company has discretion to determine the rights, preferences and privileges of this preferred stock.  There are no shares of preferred stock issued and outstanding at December 31, 2001 and 2000, respectively.

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

During the three months ended December 31, 2000 the Company issued shares of common stock in non-cash transactions as follows:  340,200 shares as compensation valued at $85,708 and 200,000 shares as finders’ fees.  The Company issued additional shares of common stock in cash transactions:  850,000 shares for cash in the amount of $295,000.

During the period January 1, 2001 to September 30, 2001 the Company issued 721,560 shares of common stock for compensation and services valued at $42,625, 150,000 shares of common stock valued at $93,750 were surrendered, and 125,000 shares of common stock were cancelled and the subscription price in the amount of $50,000 was recorded as a liability.

During the three months ended December 31, 2001 the Company issued shares of common stock in non-cash transactions: 928,155 shares valued at $196,309.  In addition, the Company received $50,000 in cash for the subscription of 500,000 shares of common stock.

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

	Weighted
	Average
	Exercise	Number of	Vested
	Price	Shares	Shares
Outstanding, October 20, 1997	—	—
Granted	$.40	120,000	—
Exercised		—	—
Cancelled		—	—
Outstanding, December 31, 2000		120,000	—
Granted	$.10	100,000	—
Exercised		—	—
Cancelled	$.40	(120,000)	—
Outstanding, September 30, 2001		100,000	—
Granted		—	50,000
Exercised		—	—
Cancelled		—	—
Outstanding, December 31, 2001		100,000	50,000

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for the stock options awards granted at or above fair market value.  For the three months ended December 31, 2000, the Company did not recognize any compensation expense.

NOTE 8 — LINE OF CREDIT

The Company has a business secured open line of credit with a bank in the amount of $50,000. The line of credit bears interest at the prime rate, as published in the Wall Street Journal, plus 2.5% (12.0% at December 31, 2000).  At December 31, 2001 and 2000 there was a balance due in the amount of $51,396 and $50,968, respectively.

NOTE 9 — NOTES PAYABLE

On September 19, 2000 the Company entered into a demand note payable in the amount of $44,500, with interest at 12% per annum.  At December 31, 2000 there was a balance due in the amount of $44,500 plus accrued interest in the amount of $1,492.  On March 31, 2001 the note payable and accrued interest were released upon the disposal of Penultimo, Inc. dba Anchor Reinforcements.

On August 29, 2000 the Company entered into a demand note payable in the amount of $20,000, with interest at 12% per annum.  At December 31, 2000 there was a balance due in the amount of $20,000 plus accrued interest in the amount of $809.  On March 31, 2001 the note payable and accrued interest were released upon the disposal of Penultimo, Inc. dba Anchor Reinforcements.

On November 2, 2000 the Company entered into a demand note payable in the amount of $20,000, with interest at 12% per annum.  At December 31, 2000 there was a balance due in the amount of $20,000 plus accrued interest in the amount of $388.  On March 31, 2001 the note payable and accrued interest are no longer included in the consolidated financial statements upon the disposal of Penultimo, Inc. dba Anchor Reinforcements.

NOTE 10 — LONG TERM OBLIGATIONS

Convertible Debenture

On August 17, 2000 the Company issued an 8% convertible debenture note in the amount of $500,000, which is due on August 17, 2003.  Interest at the rate of 8% per annum is due on January 1 and July 1 each year until the principal amount of the note is paid in full.  At December 31, 2000 there was a balance due in the amount of $500,000 plus accrued interest in the amount of $15,054.  On March 31, 2001 the debenture note and accrued interest were released upon the disposal of Penultimo, Inc. dba Anchor Reinforcements.

Note Payable

On November 20, 2001, the Company entered into a Secured Promissory Note with Marathon Development Company, Inc. in the amount of $105,000, including $5,000 of interest at a rate of 10% per annum.  The note is secured by Company’s assets and is personally guaranteed by a director of the Company.  The note is due on the earlier of February 20, 2002 or the date on which the director completes a refinance of certain real property.  At December 31, 2001 there is a balance due in the amount of $102,258 plus accrued interest in the amount of $2,742, for the total of $105,000, the face value of the note.

NOTE 11 — COMMITMENTS

The Company and subsidiaries lease office space under a non-cancelable operating lease.  Future minimum payments under the lease at December 31, 2001 are as follows:

Year Ending
December 31,
2002	$49,027
2003	24,994
2004	—
$74,021

Rental expense was $11,554 and $31,235 for the three months ended December 31, 2001 and 2000, respectively and was $217,899 for the period October 27, 1997 (inception) to December 31, 2001.

NOTE 12 — EARNINGS PER SHARE

At December 31, 2001 and 2000, 100,000 and 72,712 weighted-average shares of common stock issuable under stock options, respectively, were not included in the calculation of fully diluted earnings per share because their effects would have been antidilutive.  Therefore, diluted earnings per share were the same as basic earnings per share at December 31, 2001 and 2000.

NOTE 13 — INCOME TAXES

At December 31, 2001 the Company has a net operating loss carryforward for tax purposes of approximately $1,580,000 which expires through the year 2021.  Net deferred tax assets at December 31, 2001 and 2000 were approximately $1,295,600 and $849,400, respectively, which represent the amount of tax benefits of the net operating loss carryforward, start-up, organization and syndication costs.  The Company has established a valuation allowance against these net deferred tax assets because it is more than likely that the deferred tax benefits will not be utilized.

NOTE 14 — RELATED PARTY TRANSACTIONS

Intangible Assets

In January 1999 the Company acquired certain intangible assets from Trans-Science Corporation, a company under common control through July 7, 2000.  Also in January 1999, Trans-Science Corporation sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company.

Stock-Based Compensation

During the three months ended December 31, 2001 and 2000 the Company issued 928,155 shares of common stock valued at $196,309 and 340,200 shares of common stock valued at $85,708, respectively for compensation and services.  During the period October 27, 1997 (inception) to December 31, 2001 the Company issued 18,020,134 shares of common stock valued at $498,043 for compensation and services.

Notes Payable

On February 24, 2000 the Company issued an unsecured promissory note to borrow up to $75,000 from the director. The note bears an interest rate of 7% per annum on the outstanding advances.  During the period July 20, 2000 to November 21, 2000, the director advanced the Company $31,996, which was repaid, and as of December 31, 2001 and 2000 there was no balance due.

On January 8, 2001, the Company entered into a promissory note with an officer in the amount of $159,439. Principal is to be advanced in various amounts and will accrue interest at 12%. The principal and interest are to be paid nine months from the date of latest advance. During the three months ended December 31, 2001 the officer advanced the Company an additional $11,500 and the Company paid $100,000.  As of December 31, 2001, principal in the amount of $70,939 was outstanding.

On January 15, 2001, the Company issued a promissory note payable to an employee in the amount of $10,203 for various advances to the Company. The Company paid back the note in full within 30 days with no interest charged.

On April 20, 2001, the Company issued a promissory note to an officer for amount of $56,965. Principal is to be advanced in various amounts and will accrue interest at 12%. The principal and interest are to be paid nine months from the date of the latest advance. As of December 31, 2001, principal in the amount of $45,445 was outstanding.

On April 23, 2001, the Company issued a promissory note payable to an employee in the amount of $41,945, plus interest at a rate of 12% per annum. The principal is to be advanced to the Company in various amounts. The note is due on August 30, 2002, nine months from the date of the last advance.  As of December 31, 2001, principal in the amount of $41,945 was outstanding.

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

During the three months ended December 31, 2001 an employee loaned the Company a total of $500 to cover operating expenses.  As of December 31, 2001 there is a $250.

During the three months ended December 31, 2001 an officer loaned the Company a total of $400 to cover operating expenses.  As of December 31, 2001 there is a $1,185 balance due.

Agreements

In October 1999, the Company entered into a consulting agreement with a shareholder for management, marketing and technical services.  Under the terms of the agreement, for the three months ended December 31, 2000 the Company made payments of $24,000 for management consulting services.

In July 2000, the Company entered into a consulting agreement with an officer for management and technical services.  Under the terms of the agreement, for the three months ended December 31, 2000 the Company made payments of $30,450 for management consulting services.

The Company has several consulting agreements with shareholders and officers for management, marketing and technical services.  Consulting fees for the three months ended December 31, 2001 and 2000 were $45,000 and $54,450, respectively.

NOTE 15 — GLOBAL ALLIANCE AND SUBSCRIPTION AGREEMENT

On December 7, 2000 the Company entered into a Global Alliance Agreement with The Prime Group (“Prime”) located in Seoul, Korea.  According to the terms of the Agreement, the Company would receive a 15% equity position in Prime.  In addition, Prime entered into a Subscription Agreement to purchase between 4,166,667 to 5,000,000 shares of the Company’s common stock for cash in the amount of $2,000,000.  The first 2,500,000 shares of common stock were to be issued quarterly at $0.40 per share for a total consideration of $1,000,000.  A second 2,500,000 shares of common stock was to be issued at $0.40 per share if payment is received by May 31, 2001 or 1,666,667 were to be issued at $0.60 per share if payment is received after May 31,2001.

In December 2000, the Company received $250,000 representing a subscription for 625,000 shares of common stock, however, on February 28, 2001 the Global Alliance Agreement was terminated by Prime.  In February 2001, the Company cancelled 125,000 shares of this issue and recorded $50,000 as a liability.

NOTE 16 — SUBCONTRACT

On January 12, 2001 the Company was awarded a subcontract with Karagozian & Case (K&C).  The subcontract for development of retrofit design methodology in the amount of $288,309 began in October 2001 and is supporting K&C’s contract with the United States Department of Defense, Defense Threat Reduction Agency, Office of Special Technology.

Item 2.  Management Discussion and Analysis

General Overview

                Composite Solutions, Inc. (CSI) is an early stage company licensing and distributing its proprietary composite materials technology and engineering services for applications in the civil engineering and civil construction market. CSI’s technology represents a revolutionary breakthrough for the construction industry. This technology uses the same type of composite materials found in the B-2 Bomber and other lightweight, high-strength military hardware. These composite materials consist of advanced fiber reinforced polymers (FRPs). Examples include ultra high-strength carbon or aramid fibers in a thermoset (e.g., epoxy) matrix. Such fibers are 10-15 times stringer than construction steel and 5 times lighter. When used in concrete with traditional building material systems, this marriage of new and conventional systems leads to a dramatic enhancement of the latter, and to superior structural performance with a minimization of cost.

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

Results of Operations

                The following is a discussion of the financial condition and results of our operations for the three months ended December 31, 2001 and 2000.  This discussion should be read in conjunction with our consolidated financial statements and the notes related thereto.

                Net Loss: For the fiscal quarter ended December 31, 2001, the Company recorded net operating loss of $209,575 ($0.01 per share), which is 52.8% of the net loss of $443,973 ($0.03 per share) during the fiscal quarter ended December 31, 2000.  This reduction in loss is largely due to less payroll, professional fees and administrative expenses. In order to reduce its overhead costs, on July 7, 2001 the Company moved its corporate headquarters to a smaller office space with a 3-year lease, affording a saving of almost 45% in rental expense.

                Revenue:  The revenues and cost of sales for the fiscal quarter ended December 31, 2001 were $88,732 and $83,297, respectively; as compared to revenues of $26,081 and cost of sales of $12,078 for the fiscal quarter ended December 31, 2000.

0

                Liquidity and Capital Resources:  The Company operated with insufficient capital in 2001, as it did in 2000.  It has not met all of its financial obligations in 2001, and has relied heavily on the sale of its Common Stock to generate additional capital. During the three months ended December 31, 2001, the Company issued 928,155 shares of common stock in non-cash transactions valued at $196,309.  In addition, the Company received $50,000 in cash for the subscription of 100,000 shares of common stock.

                The Company had total assets of $1,103,832 as of December 31, 2001, including intangible assets of $1,006,291, as compared to the total assets of $1,907,726 and intangible assts of $1,497,563 for the fiscal quarter ended December 31, 2000.  The Company’s current and long-term liabilities as of December 31, 2001 were $969,076 and $102,258, respectively, as compared to current liabilities of $387,490 and long-term liabilities of $500,000 for the fiscal quarter ended December 31, 2000.

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

                The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain.  Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially than those discussed herein: (1) ability to attract and retain customers to purchase its products and services, (2) ability to commercialize and market products,    (3)results of research and development, (4) technological advances by third parties and competition, (5) future capital needs of the Company, (6) history of operating losses, (7) dependence upon key personnel, and (8) general economic and business conditions.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward–looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based

Part II

Item 1.  Legal Proceedings

                Neither the Company nor its subsidiary is the subject of any pending legal proceeding.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

                The exhibits required to be filed herewith by item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

                None.

(b)           Reports on Form 8-K.

None.

Signatures

                In accordance with Section 13 or 15(d) of the Securities Exchange Act the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2002

Composite Solutions, Inc.

By:	/s/ Gilbert A. Hegemier
Gilbert A. Hegemier, Chairman

                Pursuant to the requirements of the Securities Exchange Act, of 1934 this report has been signed below by the following person on behalf of the Company and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Gilbert A. Hegemier	Chairman of the Board	March 14, 2002
Gilbert A. Hegemier