Form 10QSB
period 2002-03-31
COMPOSITE SOLUTIONS INC
filed 2002-05-20
CIK 1061822

SECURITIES & EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 000-24551

COMPOSITE SOLUTIONS, INC.
(Name of Small Business Issuer in its Charter)

Florida	65-0790758
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.

3252 Holiday Court, Suite 206, La Jolla, California	92122
Address of principal executive office	Zip Code

Issuer’s  telephone number:  (858) 459–4843

Former name and address, if changed since last report

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days.  Yes  ☒  No  ☐

As of March 31, 2002, 16,749,055 shares of Common Stock were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

                The following consolidated financial statements contain information regarding the Company’s balance sheet, profit & loss, shareholder’s equity, and cash flow for the quarters ended March 31, 2002 and 2001.

INDEX TO FINANCIAL STATEMENTS

Accountant’s Review Report

Balance Sheets

Statements of Operations

Statements of Changes in Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statement

Accountants’ Review Report

To the Board of Directors and Stockholders

Composite Solutions, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheets of Composite Solutions, Inc. (a development stage company) and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the three months then ended and the period October 20, 1997 to March 31, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Composite Solutions, Inc. and subsidiaries.

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

The consolidated financial statements of Composite Solutions, Inc. and subsidiaries as of March 31, 2000 and for the period October 20, 1997 (inception) to September 30, 1999 were reviewed by other accountants, whose report dated May 17, 2000, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

Peterson & Co.

San Diego, California
May 14, 2002

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,
	2002	2001

ASSETS

Current assets
Cash	$5,663	$2,947
Accounts receivable, net of allowance for doubtful accounts of $0 in 2002 and 2001	4,443	17,571
Related party receivables	44,640	—
Costs in excess of billings	78,322	—
Prepaid expenses	775	1,674
Prepaid income taxes	—	200
Other current assets	46	—

Total current assets	133,889	22,392

Property, plant and equipment, net	818	22,057

Other assets
Intangible assets, net	996,971	1,191,702
Deposits	12,067	10,845

Total assets	$1,163,745	$1,246,996

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$441,125	$245,724
Billings in excess of costs	2,135	—
Employee payable	230,498	—
Related party payable	94,640	—
Line of credit	51,396	51,466
Note payable	80,500	—
Related party notes payable	147,014	159,419
Accrued expenses	189,035	3,823
Income taxes payable	3,200	—

Total current liabilities	1,239,543	460,432

Shareholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 16,749,055 and 13,965,641 shares issued and outstanding at March 31, 2002 and 2001, respectively	1,674	1,397
Additional paid in capital	3,415,790	3,088,107
Accumulated deficit	(3,513,262)	(2,302,940)

Total shareholders’ equity	(75,798)	786,564

Total liabilities and shareholders’ equity	$1,163,745	$1,246,996

The accompanying notes are an integral part of these financial statements.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

					October 20, 1997
					(Inception)
	Three Months Ended		Six Months Ended		to
	March 31,		March 31,		March 31,
	2002	2001	2002	2001	2002

Revenues	$132,946	$15,921	$221,676	$42,002	$303,773
Cost of sales	50,474	4,273	133,771	16,351	180,458

Gross profit (loss)	82,472	11,648	87,905	25,651	123,315

Expenses
Consulting fees	138,732	83,675	203,773	149,259	946,836
Depreciation and amortization	15,619	54,247	20,614	108,340	288,846
General and administrative expenses	66,851	72,316	113,028	131,738	772,542
Organizational expenses	—	—	—	—	514
Professional fees — other	56,263	49,865	57,145	—	398,769
Professional fees — related party	—	—	—	87,450	60,839
Salaries	61,168	85,828	154,801	232,515	1,056,938
Impairment loss	—	—	—	—	144,772

Total expenses	338,633	345,931	549,361	709,302	3,670,056

Loss from operations	(256,161)	(334,283)	(461,456)	(683,651)	(3,546,741)

Other income (expense)
Interest income	—	1	—	2	8,363
Interest income — forgiveness of debt	—	—	—	—	17,825
Gain on forgiveness of debt	10,534	3,400	10,534	3,400	18,795
Other Income	266	—	266	—	266
Other expenses	(12,242)	—	(14,792)	—	(21,807)
Loss on disposal of assets	—	—	—	—	(190)
Interest expense	(1,005)	(19,099)	(2,135)	(33,151)	(73,319)
Loss on forgiveness of debt	—	—	—	—	(11,021)

Total other income (expense)	(2,447)	(15,698)	(6,127)	(29,749)	(61,088)

Loss before provision for income taxes	(258,608)	(349,981)	(467,583)	(713,400)	(3,607,829)

Provision for income taxes	—	—	600	—	10,728

Net loss from continuting operations	(258,608)	(349,981)	(468,183)	(713,400)	(3,618,557)

Discontinued operation
(Loss) from discontinued operation	—	(12,712)	—	(93,266)	(72,460)
Gain on sale of subsidiary	—	181,484	—	181,484	177,755
	—	168,772	—	88,218	105,295

Net loss	$(258,608)	$(181,209)	$(468,183)	$(625,182)	$(3,513,262)

Loss per common share, basic and diluted
Net loss from continuing operation	$(0.02)	$(0.03)	$(0.03)	$(0.05)	$(0.23)
(Loss) from discontinued operation	$—	$(0.00)	$—	$(0.01)	$(0.00)
Gain on sale of subsidiary	$—	$0.01	$—	$0.01	$0.01
Net loss	$(0.02)	$(0.01)	$(0.03)	$(0.05)	$(0.23)

Weighted average number of shares, basic and diluted	15,711,514	13,765,834	15,057,029	13,354,575	15,566,732

The accompanying notes are an integral part of these financial statements.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders’ Equity

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Shareholders’
	Shares	Amount	Paid in Capital	Stage	Equity

Balance, October 20, 1997 (inception)	—	$—	$—	$—	$—

Common stock issued in exchange for services	15,233,910	1,521	(2,120)		(599)
Common Stock issued for cash	5,962,500	599	18,335		18,934

Net loss				(12,193)	(12,193)

Balance, September 30, 1998	21,196,410	2,120	16,215	(12,193)	6,142

Common stock contributed	(7,896,410)	(790)	790		—
Pre-acquisition income				47	47
Common stock issued in acquisition	1,000,000	100	47	(47)	100
Common stock issued for payment of note payable	200,000	20	999,980		1,000,000

Net loss				(574,850)	(574,850)

Balance, September 30, 1999	14,500,000	1,450	1,017,032	(587,043)	431,439

Common stock surrendered	(4,300,000)	(430)	430		—
Common Stock issued for cash	668,333	67	759,933		760,000
Pre-acquisition income				50,877	50,877
Common stock issued in acquisitions	1,103,371	110	808,668	(50,877)	757,901
Common stock issued in exchange for services	300,000	30	173,970		174,000
Common stock issued for finder’s fee	100,000	10	(10)		—

Net loss				(1,090,716)	(1,090,716)

Balance, September 30, 2000	12,371,704	1,237	2,760,023	(1,677,759)	1,083,501

Common Stock issued for cash	850,000	86	294,914		295,000
Common stock issued in exchange for services	340,200	34	85,674		85,708
Common stock issued for finder’s fee	200,000	20	(20)		—

Net loss				(443,973)	(443,973)

Balance, December 31, 2000	13,761,904	1,377	3,140,591	(2,121,732)	1,020,236

Common stock surrendered	(150,000)	(15)	(93,735)		(93,750)
Common stock issued for compensation	303,737	30	36,756		36,786
Common stock issued in exchange for services	50,000	5	4,495		4,500

Net loss				(181,209)	(181,209)

Balance, March 31, 2001	13,965,641	1,397	3,088,107	(2,302,941)	786,563

Common stock cancelled	(125,000)	(13)	(49,987)		(50,000)
Common stock issued in exchange for services	367,823	37	1,302		1,339

Net loss				(742,138)	(742,138)

Balance, September 30, 2001	14,208,464	1,421	3,039,422	(3,045,079)	(4,236)

Common stock issued for Services	120,000	12	34,788		34,800
Common stock issued for Compensation	808,155	80	161,429		161,509
Subscriptions Paid				50,000	50,000

Net loss				(209,575)	(209,575)

Balance, December 31, 2001	15,136,619	1,513	3,285,639	(3,254,654)	32,498

Common stock issued for Services	109,102	11	20,301		20,312
Common stock issued for Compensation	—	—	—		—
Subscriptions Paid	1,503,334	150	109,850		110,000

Net loss				(258,608)	(258,608)

Balance, March 31, 2002	16,749,055	$1,674	$3,415,790	$(3,513,262)	$(95,798)

The accompanying notes are an integral part of these financial statements.

					(Inception)
	Three Months Ended		Six Months Ended		to
	March 31,		March 31,		March 31,
	2002	2001	2002	2001	2002

Cash flows from operating activities
Net loss	$(258,608)	$(181,209)	$(468,183)	$(625,182)	$(3,513,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,616	59,497	20,615	115,104	288,848
Loss on disposal of assets	—	—	—	—	190
Common stock issued in exchange for services	20,312	4,500	55,112	4,500	265,673
Common stock issued for compensation	—	36,786	161,509	122,494	256,016
Pre-acquisition income	—	—	—	—	47
Loss from discontinued operations	—	—	—	—	72,460
Gain on disposal of subsidiary	—	(181,484)	—	(181,484)	(177,755)
Impairment loss	—	—	—	—	144,772
Interest	500	—	2,758	—	2,758
(Increase) decrease in operating assets
Accounts receivable	36,616	(9,427)	(4,443)	8,559	13,047
Related party receivable	(36,800)	—	(44,640)	12,251	(66,661)
Costs in excess of billings	(42,380)	—	(78,322)	—	(78,322)
Inventory	—	16,577	—	251	(2,055)
Prepaid expenses	(434)	497	(23)	(305)	(621)
Employee advances	—	—	271	—	—
Deposit	1,080	(1,243)	1,126	(4,622)	(12,371)
Increase (decrease) in operating liabilities
Accounts payable	133,472	53,027	163,866	80,770	763,792
Billings in excess of costs	2,135		2,135		2,135
Forgiveness of accounts payable	—	—	—	—	(3,400)
Accrued expenses	59,272	8,869	48,205	17,830	209,836
Income taxes payable	—	—	—	(3,200)	7,152
Net cash used in operating activities	(69,219)	(193,610)	(140,014)	(453,034)	(1,827,721)

Cash flows from investing activities
Purchase of property, plant and equipment	—	(1,956)	—	(1,956)	(29,660)
Acquisition of intangible assets	(558)	(1,140)	(702)	(2,756)	(604,836)
Loans made to related party	—	—	—	—	(10,000)
Repayments of loans to related party	—	—	—	—	10,000
Acquisition of subsidiary	—	—	—	—	(500,000)
Cash of discontinued operations	—	(12,628)	—	(12,628)	(19,999)
Cash of acquired subsidiaries	—	—	—	—	17,261
Net cash used in investing activities	(558)	(15,724)	(702)	(17,340)	(1,137,234)

Cash flows from financing activities
Bank overdraft	—	—	—	(1,214)	—
Increase (decrease) in line of credit	—	498	—	(28)	662
Proceeds from note payable to officer/employee	10,400	159,419	127,833	165,129	372,098
Payments of note payable to officer	(45,408)	—	(145,658)	(30,496)	(147,342)
Proceeds from convertible debenture	—	—	—	—	500,000
Proceeds from notes payable	—	—	—	20,000	1,064,500
Proceeds from issuance of common stock, net	110,000	—	160,000	295,000	1,180,700
Net cash provided by financing activities	74,992	159,917	142,175	448,391	2,970,618

Net (decrease) increase in cash	5,215	(49,417)	1,459	(21,983)	5,663
Cash, beginning of period	448	52,364	4,204	24,930	—
Cash, end of period	$5,663	$2,947	$5,663	$2,947.00	$5,663.00

Supplementary disclosures
Interest paid	$1,005	$498	$1,310	$1,184	$3,481
Income taxes paid	$—	$—	$600	$3,200	$8,328

Non-cash financing and investing activities
Note payable paid through issuance of common stock	$—	$—	$—	$—	$1,000,000
Investment in subsidiary	$—	$—	$—	$—	$796,732
Interest on note payable	$—	$—	$—	$—	$17,825
Forgiveness of interest on note payable	$—	$—	$—	$—	$(17,825)
Inter-company receivable released in sale of subsidiary	$—	$—	$—	$—	$22,021
Common stock acquired in sale of subsidiary	$—	$—	$—	$—	$(93,750)
8% debenture released in sale of subsidiary	$—	$—	$—	$—	$(500,000)
Note payable released in sale of subsidiary	$—	$564,500	$—	$564,500	$(64,500)
Accrued interest released in sale of subsidiary	$—	$—	$—	$—	$(28,867)

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company is in the development stage and its efforts through March 31, 2002 have been principally devoted to raising additional capital and negotiating with potential key personnel and leasing facilities.  There is no assurance that any benefit will result from such activities.  The Company will continue to incur expenses and losses as it pursues its development efforts.

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

Intangible Assets

Other assets include intangibles such as licensed technology, computer software and goodwill.   In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets.  The Company implemented the provisions of SFAS No. 142 on October 1, 2001.  Since adoption, existing goodwill is no longer amortized but instead will be assessed for impairment at least annually.  The Company is currently determining the impact of adopting this standard under the transition provisions of SFAS No. 142.  Other intangible assets are recorded at historical cost less amortization.  Other intangibles are amortized on the straight line method based on estimated useful lives.  Amortization expense was $6,218 for the three and six months ended March 31, 2002, respectively, and $277,376 for the period October 20, 1997 (inception) to March 31, 2002, respectively.

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

Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair amounts of financial instruments presented do not represent the underlying value of the Company.

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

Fair Values of Financial Instruments (Continued)

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

Reclassifications

Certain reclassifications have been made to the March 31, 2001 balances in order to conform to the March 31, 2002 presentation.

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

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at March 31, 2002 and 2001:

	2001	2000

Leasehold improvements	$1,407	$1,407
Office furniture and equipment	174,456	195,594
Machinery and other assets	20,838	—
	196,701	197,001
Less accumulated depreciation	(195,883)	(174,877)

	$818	$22,057

Depreciation expense for the three and six months ended March 31, 2002 was $9,401 and $14,398,  respectively, $9,197 and $14,504 for the three and six months ended March 31, 2001, respectively, and $45,927 for the period October 20, 1997 (inception) to March 31, 2002.

NOTE 5 — INTANGIBLE ASSETS

On April 20, 1999 the Company entered into a license agreement with the Regents of the University of California San Diego (UCSD) for a license under patent rights to make, use, sell, offer for sale, import licensed products, practice licensed methods, and to use certain technology.  The agreement terminates on the later of the expiration date of the longest-lived Patent Rights or the twenty-first anniversary of the effective date.  A license fee of $40,000 was paid upon execution of the agreement.  The Company must also pay for one half of all past and future patent costs.  At March 31, 2002 and 2001 the license has a net value of $56,108 and $54,782, respectively.  Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of the licensed products.

On August 4, 1999 the Company entered into a second license agreement with UCSD for a license under patent rights to make, use, sell, offer for sale, import licensed products, to practice licensed methods, and to use certain technology.  The agreement terminates on the later of the expiration date of the longest-lived Patent Rights or the twenty-first anniversary of the effective date.  A license fee in the amount of $5,000 was paid upon execution of the agreement.  In addition, the Company is obligated to pay for one-half of all past and future patent costs.  At March 31, 2002 and 2001 the license has a net value of $111,589 and $33,354, respectively.  Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of licensed products and certain fees and royalties for any executed sub-license agreements.

In January 1999 the Company acquired certain intangible assets from Trans-Science Corporation, a company under common control and subsequently acquired on July 7, 2000. Fire test data concerning overlay systems in the form of technical reports prepared by an independent laboratory in New York performed prior to the Company’s inception was purchased for cash in the amount of $13,979 from Trans-Science Corporation at its cost.  At March 31, 2002 these intangible assets were not placed in service.

In January 1999 Trans-Science Corporation sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company for cash in the amount of $330,000, and during the year ended September 30, 1999, the Company paid Trans-Science Corporation $90,000 for upgrade services on this software for a total of $420,000.  At March 31, 2002 this intangible asset was not placed in service.

On July 7, 2000 the Company acquired 100% of the outstanding shares of common stock of Trans-Science Corporation, a company under common control through July 7, 2000.  The Company recorded goodwill in the amount of $715,028 representing the excess of the cost to acquire Trans-Science Corporation over the historical cost of the net assets acquired.  At September 30, 2001 goodwill was impaired and a loss was recognized in the amount of $144,772.  At March 31, 2002 and 2001 this goodwill has a net value of $391,500 and $715,028, respectively.

On August 31, 2000 the Company acquired 100% of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements.  The Company recorded goodwill in the amount of $291,050 representing the excess of the cost to acquire Penultimo, Inc. over the sum of the amounts assigned to identifiable net assets acquired.  On March 31, the Company transferred all of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements to an individual.  At March 31, 2002 and 2001 this goodwill has a net value of $0 and $291,050, respectively.

Amortization expense for the three and six months ended March 31, 2002 was $6,218 and $6,218, respectively, and $277,376 for the period October 20, 1997 (inception) to March 31, 2002.

NOTE 6 — CAPITALIZATION

Preferred Stock

The Company has authorized the issuance of ten million (10,000,000) shares of preferred stock, having one hundredth of a cent ($.0001) par value per share.  The Board of Directors of the Company has discretion to determine the rights, preferences and privileges of this preferred stock.  There are no shares of preferred stock issued and outstanding at March 31, 2002 and 2001, respectively.

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

In December 1999, a trustee shareholder surrendered 4,300,000 shares, which have been canceled.  During the period December 1999 to June 2000 the Company issued 668,333 shares of common stock under a private placement in exchange for $760,000 in cash, net of offering costs.  On July 7, 2000 the Company issued 953,371 shares of common stock valued at $715,028 in exchange for 100% of the outstanding shares of common stock of Trans-

Science Corporation.  On August 31, 2000 the Company issued 150,000 shares of common stock valued at $93,750 plus $500,000 in cash in exchange for 100% of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements.  On September 15, 2000 the Company issued 100,000 shares of common stock as finder’s fees.  On September 28, 2000 the Company issued 300,000 shares of common stock valued at $174,000 in exchange for services.

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

During the three months ended December 31, 2001 the Company issued 928,115 shares of common stock in non-cash transactions valued at $196,309.  In addition, the Company received $50,000 in cash for the purchase of 500,000 shares of common stock.

During the three months ended March 31, 2002 the Company issued 109,102 shares of common stock in non-cash transactions valued at $20,312.  In addition, the Company received $110,000 in cash for the purchase of 1,503,334 shares of common stock.

Stock Incentive Plan

On December 1, 2000 the Company and subsidiaries’ Board of Directors adopted the 2000 Stock Incentive Plan pursuant to which incentive stock options or nonstatutory stock options to purchase up to 1,000,000 shares of common stock may be granted to employees, directors and consultants.  Stock options may be exercisable up to ten years from the grant date.  Stock options vest commencing April 2001, over service periods that range from zero to five years.

	Weighted
	Average
	Exercise	Number of	Vested
	Price	Shares	Shares

Outstanding, October 20, 1997	—	—
Granted	$.40	120,000	—
Exercised		—	—
Cancelled		—	—
Outstanding, March 31, 2001		120,000	—
Granted	$.10	100,000	—
Exercised		—	—
Cancelled	$.40	(120,000)	—
Outstanding, September 30, 2001		100,000	—
Granted		—	50,000
Exercised		—	—
Cancelled		—	—
Outstanding, March 31, 2002		100,000	50,000

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for the stock options awards granted at or above fair market value.  For the three and six months ended March 31, 2002, the Company did not recognize any compensation expense.

NOTE 7 — LINE OF CREDIT

The Company has a business secured open line of credit with a bank in the amount of $50,000. The line of credit bears interest at the prime rate, as published in the Wall Street Journal, plus 2.5% (12.0% at December 31, 2000).  At March 31, 2002 and 2001 there was a balance due in the amount of $51,396 and $51,466, respectively.

NOTE 8 — NOTE PAYABLE

On November 20, 2001, the Company entered into a Secured Promissory Note with Marathon Development Company, Inc. in the amount of $105,000, including $5,000 of interest at a rate of 10% per annum.  The note is secured by the Company’s assets and is personally guaranteed by a director of the Company.  The note is due on the earlier of February 20, 2002 or the date on which the director completes a refinance of certain real property.  At March 31, 2002 there is a balance due in the amount of $80,500 plus accrued interest in the amount of $1,083, for the total of $81,583.

NOTE 9 — COMMITMENTS

The Company and subsidiaries lease office space under a non-cancelable operating lease.  Future minimum payments under the lease at March 31, 2000 are as follows:

Year Ending
March 31,
2003	$47,603
2004	49,507
2005	12,497
$109,607

Rental expense was $9,227 and $20,781 for the three and six months ended March 31, 2002, respectively and was $227,126 for the period October 20, 1997 (inception) to March 31, 2002.

NOTE 10 — EARNINGS PER SHARE

At March 31, 2002 and 2001 there were 100,000 and 120,000 weighted-average shares of common stock issuable under stock options, respectively, were not included in the calculation of fully diluted earnings per share because their effects would have been antidilutive.  Therefore, diluted earnings per share were the same as basic earnings per share at March 31, 2002 and 2001.

NOTE 11 — INCOME TAXES

At March 31, 2002 the Company has a net operating loss carryforward for tax purposes of approximately $1,580,000 which expires through the year 2022.  Net deferred tax assets at March 31, 2002 and 2001 were approximately $1,295,600 and $2,600,000, respectively, which represent the amount of tax benefits of start-up, organization and syndication costs.  The Company has established a valuation allowance against these net deferred tax assets because it is more than likely that the deferred tax benefits will not be utilized.

NOTE 12 — RELATED PARTY TRANSACTIONS

Intangible Assets

In January 1999 the Company acquired certain intangible assets from Trans-Science Corporation, a company under common control through July 7, 2000.  Also in January 1999, Trans-Science Corporation sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company.

Stock-Based Compensation

During the three months ended March 31, 2002 and 2001 the Company issued 109,102 shares of common stock valued at $20,312 for services.  During the period October 20, 1997 (inception) to March 31, 2002 the Company issued 17,632,927 shares of common stock valued at $518,355 for compensation and services.

Notes Payable

On February 24, 2000 the Company issued an unsecured promissory note to borrow up to $75,000 from the director. The note bears an interest rate of 7% per annum on the outstanding advances.  During the period July 20, 2000 to November 21, 2000, the director advanced the Company $31,996, which was repaid, and as of March 31, 2002 and 2001 there was no balance due.

On January 8, 2001, the Company entered into a promissory note with an officer in the amount of $159,439. Principal is to be advanced in various amounts and will accrue interest at 12%. The principal and interest are to be paid nine months from the date of latest advance. During the three months ended December 31, 2001 the officer advanced the Company an additional $11,500 and the Company paid $100,000.  As of March 31, 2002, principal in the amount of $57,939 was outstanding.

On January 15, 2001, the Company issued a promissory note payable to an employee in the amount of $10,203 for various advances to the Company. The Company paid back the note in full within 30 days with no interest charged.

On April 20, 2001, the Company issued a promissory note to an officer for amount of $56,965. Principal is to be advanced in various amounts and will accrue interest at 12%. The principal and interest are to be paid nine months from the date of the latest advance. As of March 31, 2002, principal in the amount of $45,445 was outstanding.

On April 23, 2001, the Company issued a promissory note payable to an employee in the amount of $41,945, plus interest at a rate of 12% per annum. The principal is to be advanced to the Company in various amounts. The note is due on August 30, 2002, nine months from the date of the last advance.  As of March 31, 2002, principal in the amount of $32,445 was outstanding.

During the three and six months ended March 31, 2002 an employee loaned the Company a total of $500 to cover operating expenses.  As of March 31, 2002 there is a $0 balance due.

During the three and six months ended March 31, 2002 an officer loaned the Company a total of $400 to cover operating expenses.  As of March 31, 2002 there is a $1,185 balance due.

On January 17, 2002, the Company issued a promissory note payable to a shareholder in the amount of $10,000, plus interest at a rate of 10% pre annum.  The principal is to be advanced to the Company in various amounts.  The accrued interest shall be paid in the Company’s common stock each quarter.  The note is due on January 17, 2003.  As of March 31, 2002, principal in the amount of $10,000 was outstanding.

Agreements

In October 1999, the Company entered into a consulting agreement with a shareholder for management, marketing and technical services.  Under the terms of the agreement, for the three and six months ended March 31, 2002 the Company made payments of $3,000 and $19,000, respectively, for management consulting services.

In July 2000, the Company entered into a consulting agreement with an officer for management and technical services.  Under the terms of the agreement, for the three and six months ended March 31, 2002 the Company made payments of $42,500 and $71,500, respectively, for management consulting services.

The Company has several consulting agreements with shareholders and officers for management, marketing and technical services.  Consulting fees for the three and six months ended March 31, 2002 were $45,500 and $90,500, respectively

NOTE 13 — GLOBAL ALLIANCE AND SUBSCRIPTION AGREEMENT

On December 7, 2000 the Company entered into a Global Alliance Agreement with The Prime Group (“Prime”) located in Seoul, Korea.  According to the terms of the Agreement, the Company would receive a 15% equity position in Prime.  In addition, Prime entered into a Subscription Agreement to purchase between 4,166,667 to 5,000,000 shares of the Company’s common stock for cash in the amount of $2,000,000.  The first 2,500,000 shares of common stock was to be issued quarterly at $0.40 per share for a total consideration of $1,000,000.  A second 2,500,000 shares of common stock was to be issued at $0.40 per share if payment is received by May 31, 2001 or 1,666,667 was to be issued at $0.60 per share if payment is received after May 31, 2001.

In December 2000, the Company received $250,000 representing a subscription for 625,000 shares of common stock; however, on February 28, 2001 the Global Alliance Agreement was terminated by Prime.  In February 2001, the Company cancelled 125,000 shares of this issue and recorded $50,000 as a liability.

NOTE 14 — GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $258,608 and $468,183, respectively, for the three and six months ended March 31, 2002 and losses of $3,513,262 accumulated from October 20, 1997 (Inception) to March 31, 2002. In addition the Company’s current liabilities exceed current assets by $1,025,154 at March 31, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

Item 2.  Management Discussion and Analysis

General Overview

                Composite Solutions, Inc. (CSI) is an development stage company licensing and distributing its proprietary composite materials technology and engineering services for applications in the civil engineering and civil construction market. CSI’s technology represents a revolutionary breakthrough for the construction industry. This technology uses the same type of composite materials found in the B-2 Bomber and other lightweight, high-strength military hardware. These composite materials consist of advanced fiber reinforced polymers (FRPs). Examples include ultra high-strength carbon or aramid fibers in a thermoset (e.g., epoxy) matrix. Such fibers are 10-15 times stringer than construction steel and 5 times lighter. When used in concrete with traditional building material systems, this marriage of new and conventional systems leads to a dramatic enhancement of the latter, and to superior structural performance with a minimization of cost.

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

Management

Composite Solutions, Inc. has entered into an agreement to retain the services of Richard Sklar as a consultant to the Company to explore and develop commercial opportunities for the exploitation of CSI’s technology as well as identifying and soliciting interest from potential joint venture partners.  He will also advise the company in its effort to explore an appropriate business structure, including changes with CSI itself, to most effectively accomplish those ends.  This action is the first step in what Management hopes to be an aggressive strategy to attract highly talented management services to the Company and to restructure the Company into a mode which will allow it to generate the revenues which it believes the Company’s technology warrants.

Ambassador Sklar has a distinguished and honored 40-year career in private and public sector management.  He received his bachelor’s degree in mechanical engineering from Cornell University in 1957 and went on to found a Cleveland based manufacturer of construction equipment of which he was president and CEO.  That company was sold in 1973.  He later became president and a principal owner of the San Francisco based construction management firm of O’Brien Kreitzberg, Inc. which, at the time that it was sold, was one of the largest management construction firms in North America.  In 1996, Ambassador Mr. Sklar was appointed as the President’s Special Representative for Economic Reform and Reconstruction to carry out civilian development in Bosnia as part of the U.S. brokered peace accords.   More recently, he was named by Governor Davis to lead a task force of engineering and project management firms to help speed the construction of new power plants in California.

Management is extremely encouraged to have been able to attract the services of someone with his proven competence and management experience as well as his personal stature within the national and international construction community.

Results of Operations

The following is a discussion of the financial condition and results of our operations for the three months ended March 31, 2002 and 2001.  This discussion should be read in conjunction with our consolidated financial statements and the notes related thereto.

Net Loss: For the fiscal quarter ended March 31, 2002, the Company recorded net operating loss of $258,608 ($0.02 per share) from continuing operations, compared to a net loss of $349,981 ($0.03 per share) during the fiscal quarter ended March 31, 2001.  This reduction in loss is mainly due to added revenue.

Revenue:  The revenues and cost of sales for the fiscal quarter ended March 31, 2002 were $132,946 and $50,474, respectively; as compared to revenues of $15,921 and cost of sales of $4,273 for the fiscal quarter ended March 31, 2001.  These numbers indicate a substantial growth in revenue for the quarter ended March 31, 2002.

Liquidity and Capital Resources:  The Company is operating with insufficient capital since January 2001.  It has not met all of its financial obligations, and has relied heavily on the sale of its Common Stock to generate additional capital. During the three months ended March 31, 2002, the Company issued 109,102 shares of common stock in non-cash transactions valued at $20,312.  In addition, the Company received $110,000 in cash for the subscription of 1,503,334 shares of common stock.

The Company had total assets of $1,163,745 as of March 31, 2002, including intangible assets of $996,971, as compared to the total assets of $1,246,996 and intangible assts of $1,191,702  as of March 31, 2001.  The Company’s current liabilities as of March 31, 2002 were $1,239,543, as compared to current liabilities of $460,432 as of March 31, 2001.

In year 2002, the Company intends to devote substantial part of its financial resources towards the marketing of its products and services to the construction industry.  In order to facilitate such marketing efforts, the Company expects to seek additional capital through the sale of equity securities.  Also, the Company intends to pursue licensing technologies as a financing alternative.

Marketing & Sales

On January 18, 2002, the Company signed an agreement with an international co. (manufacturer) for providing engineering and design services for a large civil infrastructure project.  According to the terms of this agreement, the Company will receive $377,000 for engineering fees in the next six months.  In addition, the Company will receive royalties in the future for products designed by the Company.

On January 31, 2002, the Company received a contract for the seismic retrofit of the shear walls and columns of Verizon Corporation’s telecommunications switching complex in Sierra Madre, California.  The Company has used its carbon composite system Retroshield for this project.

During this reporting period, the Company performed Blast retrofits on structural elements as part of a Blast Damage Mitigation program supported by the Defense Threat Reduction Agency (DTRA) and TSWG. CSI’s RetroShield CFRP system was used in both laboratory and field blast tests. The financial vehicle for this work was a subcontract from Karagozian & Case.

During this reporting period the Company introduced a new product in the form of hybrid Kevlar —type composite panels for ballistic protection. This product is targeted for the civil and defense construction industry. Initial sales were for use in Safe Rooms.

The Company has formed strategic alliances with several key companies in the civil sector in an effort to execute a design-build capability for large civil engineering projects as well as international marketing of the Company’s technology.

The Company is currently developing strategic alliance and technology licensing agreements with a larger international company in the area of Homeland Security. This will include the Company’s new FRP technologies for the protection of a variety of structures.

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

(b).          Reports on Form 8-K.

                None.

Signatures

                In accordance with Section 13 or 15(d) of the Securities Exchange Act the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2002

Composite Solutions, Inc.

By:	/s/ Gilbert A. Hegemier
Gilbert A. Hegemier, Chairman

Pursuant to the requirements of the Securities Exchange Act, of 1934 this report has been signed below by the following person on behalf of the Company and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Gilbert A. Hegemier	Chairman of the Board	May 15, 2002
Gilbert A. Hegemier