Form 10QSB
period 2002-06-30
COMPOSITE SOLUTIONS INC
filed 2002-08-20
CIK 1061822

SECURITIES & EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days.  Yes  ☒  No  ☐

As of June 30, 2002, 17,091,320 shares of Common Stock were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

                The following consolidated financial statements contain information regarding the Company’s balance sheet, profit & loss, shareholder’s equity, and cash flow for the quarters ended June 30, 2002 and 2001.

INDEX TO FINANCIAL STATEMENTS

Accountant’s Review Report

Balance Sheets

Statements of Operations

Statements of Changes in Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

Accountants’ Review Report

To the Board of Directors and Stockholders

Composite Solutions, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheets of Composite Solutions, Inc. (a development stage company) and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the three and nine months then ended and the period October 20, 1997 to June 30, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Composite Solutions, Inc. and subsidiaries.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data.  It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States.

The consolidated financial statements of Composite Solutions, Inc. and subsidiaries as of September 30, 1999 and 1998 and for the period October 20, 1997 (inception) to September 30, 1999 were audited by other accountants, whose report dated December 17, 1999, expressed an unqualified opinion on those statements.

Peterson & Co.

San Diego, California

August 20, 2002

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	June 30,
	2002	2001
ASSETS

Current assets
Cash	$70	$1,295
Costs in excess of billings	68,732	—
Prepaid expenses	574	1,254
Other current assets	46	—

Total current assets	69,422	2,549

Property, plant and equipment, net	3,310	17,248

Other assets
Intangible assets, net	1,021,652	1,143,399
Deposits	11,697	20,845

Total assets	$1,106,081	$1,184,041

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$393,130	$360,384
Employee payable	416,734	—
Related party payable	50,000	—
Line of credit	51,396	51,388
Note payable	80,500	—
Related party notes payable	146,977	230,288
Accrued expenses	268,274	80,267
Income taxes payable	3,200	—

Total current liabilities	1,410,211	722,327

Shareholders’ equity
Preferred stock; $0.0001 par value; 10,000,000shares authorized; 0 shares issued and outstanding
Common stock; $0.0001 par value; 50,000,000shares authorized; 17,091,320 and 14,333,464 shares issued and outstanding at June 30, 2002 and 2001, respectively	1,708	1,434
Additional paid in capital	3,452,518	3,089,409
Accumulated deficit	(3,758,356)	(2,629,129)

Total shareholders’ equity	(304,130)	461,714

Total liabilities and shareholders’ equity	$1,106,081	$1,184,041

The accompanying notes are an integral part of these financial statements.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,		October 20, 1997 (Inception) to June 30,
	2002	2001	2002	2001	2002
Revenues	$5,384	$10,400	$227,060	$52,402	$309,157
Cost of sales	4,552	5,098	138,323	21,449	185,010

Gross profit	832	5,302	88,737	30,953	124,147

Expenses
Consulting fees	131,720	102,133	335,493	251,392	1,078,556
Depreciation and amortization	4,499	64,393	14,463	172,733	293,345
General and administrative expenses	103,717	52,236	227,395	183,974	876,259
Organizational expenses	—	—	—	—	514
Professional fees — other	(57,145)	45,189	—	132,639	341,624
Professional fees — related party	—	1,397	—	1,397	60,839
Salaries	61,168	59,469	215,969	291,985	1,118,106
Impairment loss	—	—	—	—	144,772

Total expenses	243,959	324,817	793,320	1,034,120	3,914,015

Loss from operations	(243,127)	(319,515)	(704,583)	(1,003,167)	(3,789,868)

Other income (expense)
Interest income	—	1	—	3	8,363
Interest income — forgiveness of debt	—	—	—	—	17,825
Gain on forgiveness of debt	—	—	10,534	3,400	18,795
Other Income	—	—	266	—	266
Other expenses	(1,061)	—	(1,061)	—	(22,868)
Loss on disposal of assets	—	—	—	—	(190)
Interest expense	(1,506)	(6,674)	(18,433)	(39,824)	(74,825)
Loss on forgiveness of debt	—	—	—	—	(11,021)

Total other income (expense)	(2,567)	(6,673)	(8,694)	(36,421)	(63,655)

Loss before provision for income taxes	(245,694)	(326,188)	(713,277)	(1,039,588)	(3,853,523)

Provision for income taxes	(600)	—	—	—	10,128

Net loss from continuting operations	(245,094)	(326,188)	(713,277)	(1,039,588)	(3,863,651)

Discontinued operations
(Loss) from discontinued operations	—	(93,266)	—	(93,266)	(72,460)
Gain on sale of subsidiary	—	181,484	—	181,484	177,755
	—	88,218	—	88,218	105,295

Net loss	$(245,094)	$(237,970)	$(713,277)	$(951,370)	$(3,758,356)

Loss per common share, basic and diluted
Net loss from continuing operations	$(0.01)	$(0.02)	$(0.05)	$(0.08)	$(0.25)
(Loss) from discontinued operations	$—	$(0.01)	$—	$(0.01)	$(0.00)
Gain on sale of subsidiary	$—	$0.01	$—	$0.01	$0.01
Net loss	$(0.01)	$(0.02)	$(0.05)	$(0.08)	$(0.24)

Weighted average number of shares, basic and diluted	16,904,838	13,650,234	15,672,965	13,650,234	15,637,775

The accompanying notes are an integral part of these financial statements.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Shareholders’ Equity
	Shares	Amount
Balance, October 20, 1997 (inception)	—	$—	$—	$—	$—

Common stock issued in exchange for services	15,233,910	1,521	(2,120)	—	(599)
Common Stock issued for cash	5,962,500	599	18,335	—	18,934

Net loss				(12,193)	(12,193)

Balance, September 30, 1998	21,196,410	2,120	16,215	(12,193)	6,142

Common stock contributed	(7,896,410)	(790)	790	—	—
Pre-acquisition income	—	—	—	47	47
Common stock issued in acquisition	1,000,000	100	47	(47)	100
Common stock issued for payment of note payable	200,000	20	999,980	—	1,000,000

Net loss				(574,850)	(574,850)

Balance, September 30, 1999	14,500,000	1,450	1,017,032	(587,043)	431,439

Common stock surrendered	(4,300,000)	(430)	430		—
Common Stock issued for cash	668,333	67	759,933		760,000
Common stock issued in acquisitions	1,103,371	110	808,668		808,778
Common stock issued for finder’s fee	100,000	10	(10)		—
Common stock issued in exchange for services	300,000	30	173,970		174,000

Net loss				(1,090,716)	(1,090,716)

Balance, September 30, 2000	12,371,704	1,237	2,760,023	(1,677,759)	1,083,501

Common stock issued in exchange for services	340,200	34	85,674		85,708
Common stock issued for finder’s fee	200,000	20	(20)		—
Common Stock issued for cash	850,000	86	294,914		295,000

Net loss				(443,973)	(443,973)

Balance, December 31, 2000	13,761,904	1,377	3,140,591	(2,121,732)	1,020,236

Common stock surrendered	(150,000)	(15)	(93,735)		(93,750)
Common stock issued for compensation	303,737	30	36,756		36,786
Common stock issued in exchange for services	50,000	5	4,495		4,500

Net loss				(181,209)	(181,209)

Balance, March 31, 2001 as originally reported	13,965,641	1,397	3,088,107	(2,302,941)	786,563

Prior quarter adjustment of net loss				(88,218)	(88,218)

Balance, March 31, 2001 as restated	13,965,641	1,397	3,088,107	(2,391,159)	698,345

Common stock issued in exchange for services	147,623	17	(41,219)		(41,202)
Common stock issued for compensation	627,951	63	103,531		103,594

Net loss				(237,970)	(237,970)

Balance, June 30, 2001 as originally reportied	14,741,215	1,477	3,150,419	(2,629,129)	522,767

Prior quarter adjustment of equity transactions	(407,751)	(43)	(61,010)		(61,053)

Balance, June 30, 2001 as restated	14,333,464	1,434	3,089,409	(2,629,129)	461,714

Common stock cancelled	(125,000)	(13)	(49,987)		(50,000)

Net loss				(415,950)	(415,950)

Balance, September 30, 2001	14,208,464	1,421	3,039,422	(3,045,079)	(4,236)

Common stock issued for services	120,000	12	34,788		34,800
Common stock issued for compensation	808,155	80	161,429		161,509
Subscriptions paid	—	—	50,000		50,000

Net loss				(209,575)	(209,575)

Balance, December 31, 2001	15,136,619	1,513	3,285,639	(3,254,654)	32,498

Common stock issued for services	109,102	11	20,301		20,312
Common Stock issued for cash and paid subscriptions	1,503,334	150	109,850		110,000

Net loss				(258,608)	(258,608)

Balance, March 31, 2002	16,749,055	1,674	3,415,790	(3,513,262)	(95,798)

Common stock issued for services	42,265	4	6,758		6,762
Common Stock issued for cash	300,000	30	29,970		30,000

Net loss				(245,094)	(245,094)

Balance, June 30, 2002	17,091,320	$1,708	$3,452,518	$(3,758,356)	$(304,130)

The accompanying notes are an integral part of these financial statements.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Three Months Ended June 30,		Nine Months Ended June 30,		October 20, 1997 (Inception) to June 30,
	2002	2001	2002	2001	2002
Cash flows from operating activities
Net loss	$(245,094)	$(326,188)	$(713,277)	$(951,370)	$(3,758,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,499	64,393	14,463	179,497	293,347
Loss on disposal of assets	—	—	—	—	190
Common stock issued in exchange for services	6,762	44,506	61,874	49,006	272,435
Common stock issued for compensation	—	17,886	161,509	140,380	256,016
Pre-acquisition income	—	—	—	—	47
Loss from discontinued operations	—	—	—	—	72,460
Gain on disposal of subsidiary	—	—	—	(181,484)	(177,755)
Impairment loss	—	—	—	—	144,772
Interest	—	—	5,500	—	2,758
(Increase) decrease in operating assets
Accounts receivable	4,443	17,571	—	26,130	17,490
Related party receivable	—	—	—	12,251	(66,661)
Costs in excess of billings	78,322	—	—	—	—
Inventory	—	—	—	251	(2,055)
Prepaid expenses	201	620	178	315	(420)
Employee advances	—	—	271	—
Deposit	370	(10,000)	1,496	(14,622)	(12,001)
Increase (decrease) in operating liabilities
Accounts payable	127,590	114,660	257,467	195,430	891,382
Billings in excess of costs	(70,867)	—	(68,732)	—	(68,732)
Forgiveness of accounts payable	—	—	—	—	(3,400)
Accrued expenses	79,239	9,752	127,444	27,582	289,075
Income taxes payable	—	—	—	(3,200)	7,152
Net cash used in operating activities	(14,535)	(66,800)	(151,807)	(519,834)	(1,842,256)

Cash flows from investing activities
Purchase of property, plant and equipment	—	—	—	(1,956)	(29,660)
Acquisition of intangible assets	(21,021)	(11,282)	(21,723)	(14,038)	(625,857)
Loans made to related party	—	—	—	—	(10,000)
Repayments of loans to related party	—	—	—	—	10,000
Acquisition of subsidiary	—	—	—	—	(500,000)
Cash of discontinued operations	—	—	—	(12,628)	(19,999)
Cash of acquired subsidiaries	—	—	—	—	17,261
Net cash used in investing activities	(21,021)	(11,282)	(21,723)	(28,622)	(1,158,255)

Cash flows from financing activities
Bank overdraft	—	—	—	(1,214)	—
Increase (decrease) in line of credit	—	(78)	—	(106)	662
Proceeds from note payable to officer/employee	10,963	45,499	38,796	210,628	383,061
Payments of note payable to officer	(11,000)	—	(134,400)	(30,496)	(158,342)
Proceeds from convertible debenture	—	—	—	—	500,000
Proceeds from notes payable	—	31,009	100,000	51,009	1,064,500
Payment of notes payable	—	—	(25,000)	—	—
Proceeds from issuance of common stock, net	30,000	—	190,000	295,000	1,210,700
Net cash provided by financing activities	29,963	76,430	169,396	524,821	3,000,581

Net (decrease) increase in cash	(5,593)	(1,652)	(4,134)	(23,635)	70
Cash, beginning of period	5,663	$2,947	4,204	24,930	—
Cash, end of period	$70	$1,295	$70	$1,295	$70

Supplementary disclosures
Interest paid	$1,062	$498	$3,197	$1,184	$5,368
Income taxes paid	$—	$—	$600	$3,200	$8,328

Non-cash financing and investing activities
Note payable paid through issuance of common stock	$—	$—	$—	$—	$1,000,000
Investment in subsidiary	$—	$—	$—	$—	$796,732
Interest on note payable	$—	$—	$—	$—	$17,825
Forgiveness of interest on note payable	$—	$—	$—	$—	$(17,825)
Inter-company receivable released in sale of subsidiary	$—	$—	$—	$—	$22,021
Common stock acquired in sale of subsidiary	$—	$—	$—	$—	$(93,750)
8% debenture released in sale of subsidiary	$—	$—	$—	$—	$(500,000)
Note payable released in sale of subsidiary	$—	$(564,500)	$—	$564,500	$(64,500)
Accrued interest released in sale of subsidiary	$—	$—	$—	$—	$(32,640)

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

The Company is in the development stage and its efforts through June 30, 2002 have been principally devoted to raising additional capital and negotiating with potential key personnel and leasing facilities.  There is no assurance that any benefit will result from such activities.  The Company will continue to incur expenses and losses as it pursues its development efforts.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximates those assets’ fair values.

Accounts receivable and accounts payable:  The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximates those assets’ and liabilities’ fair values.

Short-term:  The carrying amounts of the line of credit and short-term notes payable approximates those obligations’ fair values.

Accrued expenses: The carrying amounts of accrued expenses approximate their fair values.

Stock-Based Compensation

In accordance with the provisions of SFAS 123, the Company follows the intrinsic value based method of accounting as prescribed by APB 25, Accounting for Stock Issued to Employees, for its stock-based compensation.

Reclassifications

Certain reclassifications have been made to the June 30, 2001 balances in order to conform to the June 30, 2002 presentation.

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

Note 4 — Property, Plant and Equipment

Property, plant and equipment consist of the following at June30, 2002 and 2001:

	2002	2001
Leasehold improvements	$1,407	$1,407
Office furniture and equipment	174,456	195,594
Machinery and other assets	20,839	—
	196,702	197,001
Less accumulated depreciation	(193,392)	(179,753)

	$3,310	$17,248

Depreciation expense for the three and nine months ended June 30, 2002 was $2,315 and $7,184, respectively, $4,809 and $14,504 for the three and nine months ended June 30, 2001, respectively, and $45,927 for the period October 20, 1997 (inception) to June 30, 2002.

Note 5 — Intangible Assets

On April 20, 1999 the Company entered into a license agreement with the Regents of the University of California San Diego (UCSD) for a license under patent rights to make, use, sell, offer for sale, import licensed products, practice licensed methods, and to use certain technology.  The agreement terminates on the later of the expiration date of the longest-lived Patent Rights or the twenty-first anniversary of the effective date.  A license fee of $40,000 was paid upon execution of the agreement.  The Company must also pay for one half of all past and future patent costs.  At June 30, 2002 and 2001 the license has a net value of $76,108 and $56,468, respectively.  Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of the licensed products.

On August 4, 1999 the Company entered into a second license agreement with UCSD for a license under patent rights to make, use, sell, offer for sale, import licensed products, to practice licensed methods, and to use certain technology.  The agreement terminates on the later of the expiration date of the longest-lived Patent Rights or the twenty-first anniversary of the effective date.  A license fee in the amount of $5,000 was paid upon execution of the agreement.  In addition, the Company is obligated to pay for one-half of all past and future patent costs.  At June 30, 2002 and 2001 the license has a net value of $92,610 and $68,151, respectively.  Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of licensed products and certain fees and royalties for any executed sub-license agreements.

In January 1999 the Company acquired certain intangible assets from Trans-Science Corporation, a company under common control and subsequently acquired on July 7, 2000. Fire test data concerning overlay systems in the form of technical reports prepared by an independent laboratory in New York performed prior to the Company’s inception was purchased for cash in the amount of $13,979 from Trans-Science Corporation at its cost.  At June 30, 2002 these intangible assets were not placed in service.

In January 1999 Trans-Science Corporation sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company for cash in the amount of $330,000, and during the year ended September 30, 1999, the Company paid Trans-Science Corporation $90,000 for upgrade services on this software for a total of $420,000.  At June 30, 2002 this intangible asset was not placed in service.

On July 7, 2000 the Company acquired 100% of the outstanding shares of common stock of Trans-Science Corporation, a company under common control through July 7, 2000.  The Company recorded goodwill in the amount of $715,028 representing the excess of the cost to acquire Trans-Science Corporation over the historical cost of the net assets acquired.  At September 30, 2001 goodwill was impaired and a loss was recognized in the amount of $144,772.  At June 30, 2002 and 2001 this goodwill has a net value of $418,955 and $584,801, respectively.

On August 31, 2000 the Company acquired 100% of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements.  The Company recorded goodwill in the amount of $291,050 representing the excess of the cost to acquire Penultimo, Inc. over the sum of the amounts assigned to identifiable net assets acquired.  On March 31, 2001 the Company transferred all of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements to an individual.  At June 30, 2002 and 2001 this goodwill has a net value of $0.

Amortization expense for the three and nine months ended June 30, 2002 was $2,184 and $7,279, respectively, $59,584 and $151,465 for the three and nine months ended June 30, 2001, respectively, and $226,118 for the period October 20, 1997 (inception) to June 30, 2002.

Note 6 — Capitalization

Preferred Stock

The Company has authorized the issuance of ten million (10,000,000) shares of preferred stock, having one hundredth of a cent ($.0001) par value per share.  The Board of Directors of the Company has discretion to determine the rights, preferences and privileges of this preferred stock.  There are no shares of preferred stock issued and outstanding at June 30, 2002 and 2001, respectively.

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

In December 1999, a trustee shareholder surrendered 4,300,000 shares, which have been canceled.  During the period December 1999 to June 2000 the Company issued 668,333 shares of common stock under a private placement in exchange for $760,000 in cash, net of offering costs.  On July 7, 2000 the Company issued 953,371 shares of common stock valued at $715,028 in exchange for 100% of the outstanding shares of common stock of Trans-

Science Corporation.  On August 31, 2000 the Company issued 150,000 shares of common stock valued at $93,750 in exchange for 100% of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements.  On September 15, 2000 the Company issued 100,000 shares of common stock as finder’s fee.  On September 28, 2000 the Company issued 300,000 shares of common stock valued at $174,000 in exchange for services.

During the three months ended December 31, 2000 the Company issued shares of common stock in non-cash transactions as follows:  340,200 shares as compensation valued at $85,708 and 200,000 shares as finder’s fee.  The Company issued additional shares of common stock in cash transactions:  850,000 shares for cash in the amount of $295,000.

During the three months ended March 31, 2001 the Company issued shares of common stock in non-cash transactions as follows:  303,737 shares for compensation valued at $36,786 and 50,000 shares for services valued at $4,500.  In addition, 150,000 shares of common stock valued at $93,750 were surrendered

During the three months ended June 30, 2001 the Company issued 367,823 shares of common stock for services valued at $1,339.

During the three months ended September 30, 2001, 125,000 shares of common stock were cancelled and the subscription price in the amount of $50,000 was recorded as a liability.

During the three months ended December 31, 2001 the Company issued shares of common stock in non-cash transactions as follows: 120,000 shares for services valued at $34,800 and 808,155 shares for compensation valued at $161,509.  In addition, the Company received $50,000 in cash for the purchase of 500,000 shares of common stock.

During the three months ended March 31, 2002 the Company issued 109,102 shares of common stock for services in a non-cash transaction valued at $20,312 and 1,503,334 shares of common stock for cash in the amount of $110,000.

During the three months ended June 30, 2002 the Company issued 42,265 shares of common stock for services in a non-cash transaction valued at $6,762 and 300,000 shares of common stock for cash in the amount of $30,000.

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

	Weighted Average Exercise Price	Number of Shares	Vested Shares
Outstanding, October 20, 1997		—	—
Granted	$.40	120,000	—
Cancelled	$.40	(120,000)	—
Outstanding, March 31, 2001		—	—
Granted	$.10	100,000	—
Outstanding, June 30, 2001	$.10	100,000	—
Outstanding, September 30, 2001	$.10	100,000	—
Granted	$.10	—	50,000
Outstanding, March 31, 2002	$.10	100,000	50,000
Granted	$.10	—	50,000
Outstanding, June 30, 2002	$.10	100,000	100,000

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for the stock options awards granted at or above fair market value.  For the three and nine months ended June 30, 2002, the Company did not recognize any compensation expense.

Note 7 — Line of Credit

The Company has a business secured open line of credit with a bank in the amount of $50,000. The line of credit bears interest at the prime rate, as published in the Wall Street Journal, plus 2.5% (12.0% at June 30, 2002).  At June 30, 2002 and 2001 there was a balance due in the amount of $51,396 and $51,388, respectively.

Note 8 — Note Payable

On November 20, 2001, the Company entered into a Secured Promissory Note with Marathon Development Company, Inc. (“Marathon”) in the amount of $105,000, including $5,000 of interest at a rate of 10% per annum.  The note is secured by the Company’s assets and is personally guaranteed by a director of the Company.  The note is due on the earlier of February 20, 2002 or the date on which the director completes a refinance of certain real property.  In addition, if the note is not paid when due, the Company will issue 10,000 shares of common stock per month to Marathon, until the note is paid.  At June 30, 2002 there is a balance due in the amount of $80,500 plus accrued interest in the amount of $1,083, for the total of $81,583 and the Company has accrued a liability to issue 42,857 shares of common stock valued at $10,571.

Note 9 — Commitments

The Company and subsidiaries lease office space under a non-cancelable operating lease.  Future minimum payments under the lease at June 30, 2002 are as follows:

Year Ending June 30,
2003	$48,066
2004	49,988

$98,054

Rent expense for the three and nine months ended June 30, 2002 was $15,560 and $36,341, respectively, $28,210 and $76,467 for the three and nine months ended June 30, 2001, respectively, and $243,477 for the period October 20, 1997 (inception) to June 30, 2002.

Note 10 — Earnings Per Share

At June 30, 2002 and 2001 there were 100,000 and 120,000 weighted-average shares of common stock issuable under stock options, respectively, not included in the calculation of fully diluted earnings per share because their effects would have been antidilutive.  Therefore, diluted earnings per share were the same as basic earnings per share at June 30, 2002 and 2001.

Note 11 — Income Taxes

At June 30, 2002 the Company has a net operating loss carryforward for tax purposes of approximately $1,825,000 which expires through the year 2022.  Net deferred tax assets at June 30, 2002 and 2001 were approximately $1,394,000 and $2,695,000, respectively, which represent the amount of tax benefits of start-up, organization and syndication costs.  The Company has established a valuation allowance against these net deferred tax assets because it is more than likely that the deferred tax benefits will not be utilized.

Note 12 — Related Party Transactions

Intangible Assets

In January 1999 the Company acquired certain intangible assets from Trans-Science Corporation, a company under common control through July 7, 2000.  Also in January 1999, Trans-Science Corporation sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company.

Stock-Based Compensation

During the three months ended March 31, 2002 the Company issued 109,102 shares of common stock valued at $20,312 for services.  During the period October 20, 1997 (inception) to June 30, 2002 the Company issued 17,675,192 shares of common stock valued at $528,117 for compensation and services.

Notes Payable

On February 24, 2000 the Company issued an unsecured promissory note to borrow up to $75,000 from the director. The note bears an interest rate of 7% per annum on the outstanding advances.  During the period July 20, 2000 to November 21, 2000, the director advanced the Company $31,996, which was repaid, and as of June 30, 2002 and 2001 there was no balance due.

On January 8, 2001, the Company entered into a promissory note with an officer in the amount of $159,439. Principal is to be advanced in various amounts and will accrue interest at 12%. The principal and interest are to be paid nine months from the date of latest advance. During the nine months ended June 30, 2001 the officer advanced the Company $159,439 and during the nine months ended June 30, 2002 the Company repaid $124,000.  As of June 30, 2002 and 2001, there was a principal balance outstanding in the amount of $35,439 and $159,439, respectively, and accrued interest in the amount of $20,767 and $5,873, respectively.

On January 15, 2001, the Company issued a promissory note payable to an employee in the amount of $10,203 for various advances to the Company. The Company paid back the note in full within 30 days with no interest charged.

On April 20, 2001, the Company issued a promissory note to an officer for amount of $56,965. Principal is to be advanced in various amounts and will accrue interest at 12%.  The principal and interest are to be paid nine months from the date of the latest advance. During the nine months ended June 30, 2002 and 2001 the officer advanced the Company $17,300 and $41,117, respectively.  As of June 30, 2002 and 2001, there was a principal balance outstanding in the amount of $62,745 and $39,840, respectively, and accrued interest in the amount of $3,013 and $344, respectively.

On April 23, 2001, the Company issued a promissory note payable to an employee in the amount of $41,945, plus interest at a rate of 12% per annum. The principal is to be advanced to the Company in various amounts. The note is due on August 30, 2002, nine months from the date of the last advance.  As of June 30, 2002 and 2001, there was principal outstanding in the amount of $33,326 and $31,009, respectively and accrued interest in the amount of $5,008 and $526, respectively.

During the nine months ended June 30, 2002 an employee loaned the Company a total of $1,782 and the Company repaid $500.  As of June 30, 2002 there is a $1,282 balance due.

During nine months ended June 30, 2002 an officer loaned the Company a total of $400 to cover operating expenses.  As of June 30, 2002 there is a $1,185 balance due.

On January 17, 2002, the Company issued a promissory note payable to a shareholder in the amount of $10,000, plus interest at a rate of 10% per annum.  The principal is to be advanced to the Company in various amounts.  The accrued interest shall be paid in the Company’s common stock each quarter.  The note is due on January 17, 2003.  As of June 30, 2002, principal in the amount of $10,000 was outstanding.  As of June 30, 2002 the Company has accrued a liability to issue 4,490 shares of common stock valued at $490.

On June 17, 2002, the Company issued a promissory note payable to a shareholder in the amount of $3,000, plus interest at a rate of 10% per annum.  The note is due on July 17, 2002.  At June 30, 2002 there was a principal balance outstanding in the amount of $3,000 and accrued interest in the amount of $12.

Agreements

In October 1999, the Company entered into a consulting agreement with a shareholder for management, marketing and technical services.

In July 2000, the Company entered into a consulting agreement with an officer for management and technical services.

The Company has several consulting agreements with shareholders and officers for management, marketing and technical services.

Under the terms of the agreements, the Company made payments for the three and nine months ended June 30, 2002 was $139,720 and $343,493, respectively, $102,133 and $251,392 for the three and nine months ended June 30, 2001, respectively, and $1,083,455 for the period October 20, 1997 (inception) to June 30, 2002.

Restricted Stocks Agreement

On April 2, 2002 the Company and an employee shareholder entered into a Restricted Stocks Agreement.  According to the terms of the agreement the Company will issue on or before October 2, 2002, 374,994 shares of restricted common stock in exchange for a restriction to sell before April 2, 2003, 895,225 shares of common stock originally issued in lieu of salary.

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

Note 14 — Subsequent Events

On July 25, 2002, the Company sold 285,713 shares of common stock for cash in the amount of $20,000.

On July 23, 2002, the Company issued a promissory note payable in the amount of $5,000, plus interest at a rate of 8% per annum.  The note is due on July 22, 2003.  In addition, the loan agreement provides an option to purchase 71,428 shares of common stock at a price of $.07 per share.  The option expires upon payment of the note payable.

Note 15 — Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $245,094 and $713,277, respectively, for the three and nine months ended June 30, 2002 and losses of $3,758,356 accumulated from October 20, 1997 (Inception) to June 30, 2002. In addition the Company’s current liabilities exceed current assets by $1,340,789 at June 30, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

Note 16 — Prior Quarter Adjustments

The consolidated financial statements for the three months ended June 30, 2001 have been restated.  The Company did not carryforward previously reported amounts of common stock and additional paid in capital.  The net effect of this error, $61,053 resulted in an understatement of liabilities at June 30, 2001, previously paid in a prior quarter in a non-cash equity transaction, and an overstatement of total shareholders’ equity.

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

The Composite Overlay is a “structural skin” which is created by saturating fabric woven out of carbon, aramid (e.g., kevlar) or other aerospace-quality fiber with an epoxy-type resin. This product is marketed under the CSI trade name “RetroShield”. The specific composition, architecture and application of the fabric plus resin overlay is engineered by CSI to specific strength, stiffness, and ductility specifications based on the characteristics of the subject structure and use loads. The specified composite solution is then “wallpapered” to a structural surface to provide significantly increased ductility and/or strength. The overlay can be applied to columns, walls, floors, beams and girders, connections, and other such structural elements. The composite overlay technique has been found to be extremely effective for seismic retrofits, blast hardening, structural upgrades, and structural repairs. Typically only a few layers of a 1mm thick overlay are needed for such applications.

The CSS is a lightweight, high-strength plant-manufactured advanced carbon fiber-reinforced polymer (CFRP) shell (tube) of circular or non-circular cross-section. In new construction of buildings, bridges and other structures, the shell is typically filled with concrete; in this application it serves both as a stay-in-place form and reinforcement. As a result, this system substantially reduces the need for reinforcing steel and the use of heavy lifting equipment, which constitutes a significant part of system building costs. The CSS can be used for structural elements such as columns, beams and girders for buildings and bridges and for pilings for harbors and docks.

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

For blast retrofits, the composite overlay technology has been validated in U.S. Government field tests. These tests range from structural components to a full-scale building.

Business Areas

CSI is marketing its new material systems and technologies in four primary areas. These are: 1) Homeland Security; 2) Seismic retrofits and Structural Upgrades; 3) Infrastructural Renewal; and 4) New Construction.

The CSI technologies and product lines for the Homeland Security area includes: 1) Carbon Fiber Reinforced Polymer (CFRP) and Aramid Fiber Reinforced Polymer (AFRP)- based blast retrofit methodologies, material systems, and data for civil, marine and aircraft structures; 2) CFRP- based Carbon Shell System for blast hardening of new structures; 3) Window Catcher Systems for occupant protection against blast generated glass fragments; and 4) AFRP- based Composite Ballistic Systems for the mitigation of projectiles from firearms and debris from blast loads.

The CSI technologies and product lines for the Seismic Retrofits and Structural Upgrades include CFRP material systems, data bases, design methodologies, and design software for civil structures such as buildings and bridges.

CSI’s efforts in the area of Infrastructure Renewal are currently focused on the rehabilitation of water transmission lines in the form of large diameter prestressed concrete cylindrical pipes (PCCPs). The technologies and product lines here include CFRP- based structural liner designs and material systems, cost metrics and installation methodologies. The associated product lines include design methodologies, data bases, and distribution of CFRP forms.

Management

CSI has initiated the creation of separate business units (SBUs) for the aforementioned four primary business areas. Each unit will be governed by its own management team. Identification and selection of key SBU management personnel has commenced.

In addition to the SBU management teams, and in an effort to coordinate and optimize the SBUs, CSI has entered into an agreement to retain the services of Ambassador Richard Sklar. Ambassador Sklar will explore and develop commercial opportunities for the exploitation of CSI’s technology as well as identifying and soliciting interest from potential joint venture partners.  He will also advise the company in its effort to explore an appropriate business structure, including changes within CSI itself, to most effectively accomplish those ends.  This action is the first step in what Management hopes to be an aggressive strategy to attract highly talented management services to the Company and to restructure the Company into a mode which will allow it to generate the revenues which it believes the Company’s technology warrants.

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

Marketing and Sales

In April, 2002, the Company signed an agreement with a large international construction company for providing engineering and design services for large civil infrastructure projects. According to the terms of this agreement, the Company will receive royalties for products designed by the Company. A subsequent agreement, which is in progress, defines the scope and conditions under which said construction company will provide financial support for the validation testing of CSI products. Both agreements replace a previous agreement, signed on January 18, 2002 with an international manufacturer, which was cancelled by CSI.

The Company is currently developing strategic alliance and technology licensing agreements with a large international aerospace company in the area of Homeland Security. This will include the Company’s new FRP technologies for the protection of a variety of structures and its occupants.

The Company is currently working with a large telecommunication company in an effort to define the scope and conditions for seismic retrofit of key installations based on the application of CSI’s CFRP overlay technology.

The Company is currently working with a hospital group in an effort to define the scope and conditions for the seismic retrofit of a hospital campus in California based in the application of CSI’s CFRP overlay technology.

Results of Operations

The following is a discussion of the financial condition and results of operations for the three months ended June 30, 2002 and 2001.  This discussion should be read in conjunction with our consolidated financial statements and the notes related thereto.

Net Loss: For the fiscal quarter ended June 30, 2002, the Company recorded a net operating loss of $245,094 ($0.01 per share) from continuing operations, compared to a net loss of $237,970 ($0.02 per share) during the fiscal quarter ended June 30, 2001.  This increase in loss is mainly due to a cancellation of an agreement by CSI, (see “Marketing and Sales” above).

Revenue:  The revenues and cost of sales for the fiscal quarter ended June 30, 2002 were $5,384 and $4,552 respectively; as compared to revenues of $10,400 and cost of sales of $5,098 for the fiscal quarter ended June 30, 2001.

Liquidity and Capital Resources:  The Company is operating with insufficient capital since January 2001.  It has not met all of its financial obligations, and has relied heavily on the sale of its Common Stock to generate additional capital. During the three months ended June 30, 2002, the Company issued 42,265 shares of common stock in non-cash transactions valued at $6,762.  In addition, the Company received $30,000 in cash for the subscription of 300,000 shares of common stock.

The Company had total assets of $1,106,081 as of June 30, 2002, including intangible assets of $1,021,652, as compared to the total assets of $1,184,041 and intangible assts of $1,143,399 as of June 30, 2001.  The Company’s current liabilities as of June 30, 2002 were $1,410,211, as compared to current liabilities of $722,327 as of June 30, 2001.

In year 2002, the Company intends to devote a substantial part of its financial resources towards the marketing of its products and services to the construction industry.  In order to facilitate such marketing efforts, the Company expects to seek additional capital through the sale of equity securities.  Also, the Company intends to pursue licensing technologies as a financing alternative.

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

The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain.  Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially than those discussed herein: (1) ability to attract and retain customers to purchase its products and services, (2) ability to commercialize and market products,    (3)results of research and development, (4) technological advances by third parties and competition, (5) future capital needs of the Company, (6) history of operating losses, (7) dependence upon key personnel, and (8) general economic and business conditions.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based

Part II

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

Date: August 20, 2002

Composite Solutions, Inc.

By:	/s/ Gilbert A. Hegemier
Gilbert A. Hegemier, Chairman

                Pursuant to the requirements of the Securities Exchange Act, of 1934 this report has been signed below by the following person on behalf of the Company and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Gilbert A. Hegemier	Chairman of the Board	August 20, 2002
Gilbert A. Hegemier

