Form 10KSB
period 2002-09-30
COMPOSITE SOLUTIONS INC
filed 2003-01-15
CIK 1061822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2002

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

Common Stock, $0.0001 Par Value

(Title of Class)

Check whether the issuer has (i) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (ii) been subject to such filing requirements for the past ninety (90) days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Company’s revenues for the fiscal year ended September 30, 2002 were $227,439.

As of September 30, 2002, 18,292,044 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest sale price on the Nasdaq OTC Bulletin Board on September 30, 2002) held by non-affiliates ( 14,707,802 shares) was $1,764,936.

Transitional Small Business Disclosure Format (check one):       Yes  ☐                   No  ☒

Part I

Item 1.  Description of Business

General Overview

Composite Solutions, Inc. (CSI) is an development stage company licensing and distributing its proprietary composite materials technology and engineering services for applications in the civil engineering and civil construction market. CSI’s technology represents a revolutionary breakthrough for the construction industry. This technology uses the same type of composite materials found in the B-2 Bomber and other lightweight, high-strength military hardware. These composite materials consist of advanced fiber reinforced polymers (FRPs). Examples include ultra high-strength carbon or aramid fibers in a thermoset (e.g., epoxy) matrix. Such fibers are 10-15 times stringer than construction steel and 5 times lighter. When used in concert with traditional building material systems, this marriage of new and conventional systems leads to a dramatic enhancement of the latter, and to superior structural performance with a minimization of cost.

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

Marketing and Sales

CSI has been active in all four areas during 2002. A summary of events follows:

Infrastructure Renewal - The Company has signed an agreement with a large international construction company for providing engineering and design services, as well as technology, for large civil infrastructure projects. According to the terms of this agreement, the Company will receive royalties for products designed by the Company. A subsequent agreement defines the scope and conditions under which said construction company will provide financial support for validation testing of CSI products. As part of this agreement, funds have been received by CSI and the associated product testing is in progress.

Homeland Security — The Company is developing strategic alliance and technology licensing agreements with a large international company in the area of Homeland Security. This includes the Company’s new FRP technologies for the protection of structures and occupants against both blast and ballistic threats. Testing of these FRP technologies continues under government support. Sales of the ballistic — protection products have commenced in the private sector.

Seismic Retrofits — Sales in this area have now commenced. The customer base ranges from hospitals to telecommunication facilities to city facilities to private/commercial owners. As an example, the Company is currently working with a hospital group in an effort to define the scope and conditions for the seismic retrofit of a number of hospital campuses in California based on the application of CSI’s CFRP overlay technology. A contract for the first seismic retrofit project from this group has been obtained and work has begun. As another example, the Company is currently working with a large telecommunication company in an effort to define the scope and conditions for the seismic retrofit of key installations based, again, on the application of CSI’s CFRP overlay technology.  Here the first seismic retrofit has recently been completed. Other example projects include a Church in So. California which is in progress, a home in No. California which has been completed, and a large parking structure in So. California which is in the contract negotiation stage. In addition to the above, the Company is developing a strategic alliance agreement with a large national construction company. When completed, this agreement will allow CSI to dramatically expand its marketing operations, and to engage in large design-build projects.

New Construction — Discussions are in progress with a potential customer in No. California concerning the construction of two short — span bridges using CSI’s Carbon Shell System (CSS).

Item 2.  Description of Property

            The Company offices are located at 3252 Holiday Court, Suite 206, La Jolla, CA 92037. The leased office space of approximately 1572 sq. ft. is within walking distance to UCSD. The lease obligation is for three years with monthly payments of approximately $4,005, subject to periodic adjustments for inflation.

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

                Quarterly Common Stock Price Range (High Low)

Fiscal year ended September 30, 2001:
1st Quarter	$0.58	$0.15
2nd Quarter	$0.24	$0.07
3rd Quarter	$0.45	$0.07
4th Quarter	$0.18	$0.07

Fiscal year ended September 30, 2002:
1st Quarter	$0.18	$0.15
2nd Quarter	$0.39	$0.27
3rd Quarter	$0.20	$0.11
4th Quarter	$0.12	$0.09

                As of September 30, 2002, there were 18,292,044 shares of Common Stock outstanding, and there were approximately 79 shareholders of the Company’s Common Stock.

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

Item 6. Management’s Discussion and Analysis

Results of Operations

The following is a discussion of the financial condition and results of operations for the year ended September 30, 2002 and 2001.  This discussion should be read in conjunction with our consolidated financial statements and the notes related thereto.

Net Loss: For the fiscal year ended September 30, 2002, the Company recorded a net operating loss of $1,166,742 ($0.07 per share) from continuing operations, compared to a net loss of $1,367,322 ($0.10 per share) during the fiscal year ended September 30, 2001.

                Revenue:  The revenues and cost of sales for the fiscal year ended September 30, 2002 were $227,439 and $339,228 respectively; as compared to revenues of $79,207 and cost of sales of $41,048 for the fiscal year ended September 30, 2001.

Liquidity and Capital Resources:  The Company is operating with insufficient capital since January 2001.  It has not met all of its financial obligations, and has relied heavily on the sale of its Common Stock to generate additional capital. During the year ended September 30, 2002, the Company issued 2,339,047 shares of common stock for cash and paid subscription, and 1,744,533 shares of Common Stock for compensation, interest due, and in exchange for services.

The Company had total assets of $952,921 as of September 30, 2002, including intangible assets of $888,510, as compared to the total assets of $1,036,168 and intangible assets of $1,006,147 as of September 30, 2001.  The Company’s current liabilities as of September 30, 2002 were $1,592,590, as compared to current liabilities of $1,040,405 as of September 30, 2001.

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

Item 8.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

                None

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

                                            The Directors and Executive Officers of the Company during the fiscal year ended September 30, 2002 were as follows:

               Dr. Gilbert A. Hegemier, Chairman of the Board of Directors since June 1999;

                        Dr. Michael Perlman, Director, President and Chief Executive Officer from July 3, 2001 to November 30, 2001 when he resigned;

                                          Edward H. Davis, Director, Executive Vice President, Chief Financial Officer, General Counsel and Secretary from July 3, 2001 to November 30, 2001 when he resigned;

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

Item 10.  Executive Compensation

                The following table sets forth information concerning compensation of the former Chief Executive Officers of the Company and other Directors and Executive Officers who received total annual compensation in excess of $100,000 for the fiscal years ended September 30, 2002, 2001 and 2000:  ( * indicates accrued amounts not yet paid)

Name	Position	Fiscal Year	Salary ($)	Consulting Fee ($)
Dr.Gilbert A Hegemier	Chairman & Consultant	2002		296,413	*
		2001		199,000	*
		2000		130,000
Dr. Michael Perlman	Former CEO, President, Director & Consultant	2001		30,000	*
Mark Olson	Former COO, President, Director & Consultant	2001		34,800
		2000		48,385
Donald Nicholson	Former CEO & Director	2000		97,489

Item 11.  Security Ownership of Certain Beneficial Owners and Management

                Currently, Dr. Gilbert A. Hegemier is the sole Director of the Company. He holds 3,584,242 shares of the Company’s Common Stock, which represents approximately 19.6% beneficial ownership of the Company.

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

                In January 1999, the Company acquired certain intangible assets from Trans-Science Corporation (TSC), a company under common control through July 7, 2000.  Also in January 1999, TSC sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company.

On February 24, 2000 the Company issued an unsecured promissory note to borrow up to $75,000 from Dr. Hegemier.  The note bears an interest rate of 7% per annum.  During the period July 20,2000 to November 21, 2000, Dr. Hegemier advanced the Company $31,996, which was repaid.

On January 8, 2001 the Company entered into a promissory note with Dr. Hegemier in the amount of $159,439 with an interest rate of 12% per annum.  As of September 30, 2002 and 2001, there was a principal balance of $21,830 and $10,696, respectively.

Item 13.  Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company, as amended(1)
3.2	Bylaws of the Company, as amended(1)
10.1	License Agreement with UCSD (Case No. SD96-103)(2)
10.2	License Agreement with UCSD (Case No. SD96-040)(2)
10.3	Share Exchange Agreement(3)
10.4	Share Exchange Agreement with and Acquisition of TSC(4)
10.5	Acquisition of Penultimo, Inc.(5)
10.6	Global Strategic Alliance Agreement with Prime (6)
23.1	Consent of Independent Accountants’
99.1	Sarbanes-Oxley Selection 906 Certification

______________

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

Date: January 13, 2003

Composite Solutions, Inc.

By:	/s/ Gilbert A. Hegemier
Gilbert A. Hegemier, Chairman

                Pursuant to the requirements of the Securities Exchange Act, of 1934 this report has been signed below by the following person on behalf of the Company and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Gilbert A. Hegemier	Chairman of the Board	January 13, 2003
Gilbert A. Hegemier

SECTION 302 CERTIFICATION

I, Dr. Gil Hegemier, certify that:

1. I have reviewed this annual report on Form 10-KSB of Composite Solutions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003	/s/ Dr. Gil Hegemier
Dr. Gil Hegemier, Chairman

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Composite Solutions Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Composite Solutions Inc. (a development stage company) and Subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The consolidated financial statements of Composite Solutions, Inc. and Subsidiaries as of September 30, 1999 and 1998, and for the period October 20, 1997 (inception) to September 30, 1999 were audited by other auditors whose report dated December 17, 1999, expressed an unqualified opinion on those statements.

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

In our opinion the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Composite Solutions Inc. and Subsidiaries as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has experienced losses since inception and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                Peterson & Co.

San Diego, California

December 27, 2002

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	September 30,
	2002	2001

ASSETS

Current assets
Cash	$50,521	$4,204
Prepaid expenses	182	761
Prepaid income taxes	—	37

Total current assets	50,703	5,002

Property, plant and equipment, net	3,637	11,555

Other assets
Employee advances	—	271
Intangible assets, net	888,510	1,006,147
Deposits	10,071	13,193

Total assets	$952,921	$1,036,168

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$909,747	$346,520
Billings in excess of costs	44,431	—
Employee payable	126,438	205,878
Related party payable	50,000	50,000
Line of credit	51,534	51,396
Related party notes payable	145,943	242,581
Accrued expenses	258,897	140,830
Income taxes payable	5,600	3,200

Total current liabilities	1,592,590	1,040,405

Shareholders’ equity
Preferred stock; $0.0001 par value; 10,000,000
shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000
shares authorized; 18,292,044 and 14,208,464
shares issued and outstanding at September 30, 2002
and 2001, respectively	1,829	1,421
Additional paid in capital	3,570,324	3,039,422
Accumulated deficit	(4,211,822)	(3,045,080)

Total shareholders’ equity	(639,669)	(4,237)

Total liabilities and shareholders’ equity	$952,921	$1,036,168

The accompanying notes are an integral part of these financial statements.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended September 30,		October 20, 1997 (Inception) to September 30,
	2002	2001	2002
Revenues	$227,439	$79,207	$309,534
Cost of sales	339,228	41,048	385,915

Gross profit (loss)	(111,789)	38,159	(76,381)

Expenses
Consulting fees	299,903	386,978	1,042,966
Depreciation and amortization	59,097	216,253	327,327
General and administrative expenses	241,742	232,674	901,067
Organizational expenses	—	—	514
Professional fees — other	3,282	89,237	344,906
Professional fees — related party	—	34,955	60,839
Salaries	322,892	327,538	1,225,029
Impairment loss	92,476	144,772	237,248

Total expenses	1,019,392	1,432,407	4,139,896

Loss from operations	(1,131,181)	(1,394,248)	(4,216,277)

Other income (expense)
Interest income	—	2	8,363
Interest income — forgiveness of debt	—	—	17,825
Other income	10,800	10,800
Gain on forgiveness of debt	—	3,400	8,261
Other expenses	(576)	(7,205)	(7,781)
Loss on disposal of assets	—	(190)	(190)
Interest expense	(42,785)	(45,841)	(113,969)
Loss on forgiveness of debt	—	—	(11,021)

Total other income (expense)	(32,561)	(49,834)	(87,712)

Loss before provision for income taxes	(1,163,742)	(1,444,082)	(4,303,989)

Provision for income taxes	3,000	7,728	13,128

Net loss from continuting operations	(1,166,742)	(1,451,810)	(4,317,117)

Discontinued operation
(Loss) income from discontinued operations	—	(93,267)	(72,460)
Gain on sale of subsidiary	—	177,755	177,755
	—	84,488	105,295

Net loss	$(1,166,742)	$(1,367,322)	$(4,211,822)

Loss per common share, basic and diluted
Net loss from continuing operations	$(0.07)	$(0.10)	$(0.26)
(Loss)income from discontinued operation	$—	$(0.01)	$(0.01)
Gain on sale of subsidiary	$—	$0.01	$0.01
Net loss	$(0.07)	$(0.10)	$(0.26)

Weighted average number of shares, basic and diluted	17,549,692	13,582,193	16,326,140

The accompanying notes are an integral part of these financial statements.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Shareholders’ Equity

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Shareholders’
	Shares	Amount	Paid in Capital	Stage	Equity

Balance, October 20, 1997 (inception)	—	$—	$—	$—	$—

Common stock issued in exchange for services	15,233,910	1,521	(2,120)		(599)
Common Stock issued for cash	5,962,500	599	18,335		18,934

Net loss				(12,193)	(12,193)

Balance, September 30, 1998	21,196,410	2,120	16,215	(12,193)	6,142

Common stock contributed	(7,896,410)	(790)	790		—
Pre-acquisition income				47	47
Common stock issued in acquisition	1,000,000	100	47	(47)	100
Common stock issued for payment of note payable	200,000	20	999,980		1,000,000

Net loss				(574,850)	(574,850)

Balance, September 30, 1999	14,500,000	1,450	1,017,032	(587,043)	431,439

Common stock surrendered	(4,300,000)	(430)	430		—
Common Stock issued for cash	668,333	67	759,933		760,000
Pre-acquisition income				50,877	50,877
Common stock issued in acquisitions	1,103,371	110	808,668	(50,877)	757,901
Common stock issued in exchange for services	300,000	30	173,970		174,000
Common stock issued for finder’s fee	100,000	10	(10)		—

Net loss				(1,090,715)	(1,090,715)

Balance, September 30, 2000	12,371,704	1,237	2,760,023	(1,677,758)	1,083,502

Common stock surrendered	(150,000)	(15)	(93,735)		(93,750)
Common Stock issued for cash	725,000	73	244,927		245,000
Common stock issued in exchange for services	1,061,760	106	128,227		128,333
Common stock issued for finder’s fee	200,000	20	(20)		—

Net loss				(1,367,322)	(1,367,322)

Balance, September 30, 2001	14,208,464	1,421	3,039,422	(3,045,080)	(4,237)

Common stock issued for cash and paid subscription	2,339,047	234	227,266		227,500
Common stock issued for compensation	1,183,149	118	206,391		206,509
Common stock issued for interest due	47,350	5	5,677		5,682
Common stock issued in exchange for services	514,034	51	91,568		91,619

Net loss				(1,166,742)	(1,166,742)

Balance, September 30, 2002	18,292,044	$1,829	$3,570,324	$(4,211,822)	$(639,669)

The accompanying notes are an integral part of these financial statements.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flow

			October 20, 1997
	Year Ended		(Inception) to
	September 30,		September 30,
	2002	2001	2002

Cash flows from operating activities
Net loss	$(1,166,742)	$(1,367,322)	$(4,211,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,803	216,253	323,300
Loss on disposal of assets	—	190	190
Common stock issued in exchange for services	91,619	33,926	302,180
Common stock issued for interest due	5,682	5,682
Common stock issued for compensation	206,509	94,407	301,016
Pre-acquisition income	—	—	47
Loss from discontinued operation	—	93,267	93,267
Gain on disposal of subsidiary	—	(177,755)	(177,755)
Impairment loss	92,476	144,772	237,248
(Increase) decrease in operating assets
Accounts receivable	—	1,650	17,493
Related party receivable	—	(22,021)	(22,021)
Inventory	—	—	(2,055)
Prepaid expenses	616	771	18
Employee advances	271	(271)	—
Deposit	3,122	(5,820)	(10,375)
Increase (decrease) in operating liabilities
Accounts payable	483,787	437,904	1,062,640
Billings in excess of costs	44,431	44,431
Forgiveness of accounts payable	—	(3,400)	(3,400)
Accrued expenses	129,092	151,999	290,723
Income taxes payable	2,400	800	9,552
Long term obligation for accounts payable	—	—	—

Net cash used in operating activities	(51,934)	(400,650)	(1,739,641)

Cash flows from investing activities
Purchase of property, plant and equipment	—	(1,956)	(29,660)
Acquisition of intangible assets	(21,724)	(59,574)	(625,858)
Loans made to related party	—	—	(10,000)
Repayments of loans to related party	—	—	10,000
Acquisition of subsidiary	—	—	(500,000)
Cash of discontinued operation	—	(19,999)	(19,999)
Cash of acquired subsidiaries	—	—	17,261

Net cash used in investing activities	(21,724)	(81,529)	(1,158,256)

The accompanying notes are an integral part of these financial statements.

			October 20, 1997
	Year Ended		(Inception) to
	September 30,		September 30,
	2002	2001	2002

Cash flows from financing activities
Bank overdraft	—	(1,214)	—
Increase (decrease) in line of credit	138	(98)	800
Proceeds from note payable to officer/employee	37,900	217,765	282,165
Payments of note payable to officer	(145,563)	—	(147,247)
Proceeds from convertible debenture	—	—	500,000
Proceeds from notes payable	—	—	1,064,500
Proceeds from issuance of common stock, net	227,500	245,000	1,248,200

Net cash provided by financing activities	119,975	461,453	2,948,418

Net (decrease) increase in cash	46,317	(20,726)	50,521

Cash, beginning of period	4,204	24,930	—

Cash, end of period	$50,521	$4,204	$50,521

Supplementary disclosures
Interest paid	$180	$666	$2,351
Income taxes paid	$600	$7,728	$8,328

Non-cash financing and investing activities
Note payable paid through issuance of common stock	$—	$—	$1,000,000
Investment in subsidiary	$—	$—	$796,732
Interest on note payable	$—	$—	$17,825
Forgiveness of interest on note payable	$—	$—	$(17,825)
Inter-company receivable released in sale of subsidiary	$—	$22,021	$22,021
Common stock acquired in sale of subsidiary	$—	$(93,750)	$(93,750)
8% debenture released in sale of subsidiary	$—	$(500,000)	$(500,000)
Note payable released in sale of subsidiary	$—	$(64,500)	$(64,500)
Accrued interest released in sale of subsidiary	$—	$(28,867)	$(28,867)

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

The Company is in the development stage and its efforts through September 30, 2002 have been principally devoted to raising additional capital and negotiating with potential key personnel and leasing facilities.  There is no assurance that any benefit will result from such activities.  The Company will continue to incur expenses and losses as it pursues its development efforts.

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

Intangible Assets

Other assets include intangibles such as licensed technology, computer software and goodwill.   In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets.  The Company implemented the provisions of SFAS No. 142 on October 1, 2001.  Since adoption, existing goodwill is no longer amortized but instead will be assessed for impairment at least annually.  Other intangible assets are recorded at historical cost less amortization on the straight line method based on estimated useful lives.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Note 1 - Summary of Significant Accounting Policies (Continued)

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

On August 16, 2000 the Company entered into a Share Exchange Agreement with Penultimo, Inc. dba Anchor Reinforcements.  On August 31, 2000 the Company completed the acquisition.  The acquisition, recorded under the purchase method of accounting, included the purchase of all of the outstanding shares of common stock of Penultimo, Inc. in exchange for 150,000 shares of the Company’s common stock at $0.625 per share plus $500,000 in cash which resulted in a total purchase price of $593,750.  A portion of the purchase price was allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of acquisition while the balance of  $291,050 was recorded as goodwill.

NOTE 3 - DISCONTINUED OPERATIONS

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

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                Property, plant and equipment consist of the following at September 30, 2002 and 2001:

	2002	2001
Leasehold improvements	$1,407	$1,407
Office furniture and equipment	181,311	181,311
Software	13,983	13,983
	196,701	196,701
Accumulated depreciation	(193,064)	(185,146)

Property and equipment, net	$3,637	$11,555

Depreciation expense for the years ended September 30, 2002 and 2001 was $7,918 and $18,052, respectively.

Note 5 - Intangible Assets

On April 20, 1999 the Company entered into a license agreement with the Regents of the University of California San Diego (UCSD) for a license under patent rights to make, use, sell, offer for sale, import licensed products, practice licensed methods, and to use certain technology. The agreement terminates on the later of the expiration date of the longest-lived Patent Rights or the twenty-first anniversary of effective date.  A license fee of $40,000 was paid upon execution of the agreement.  The Company also paid for one half of all past and future patent costs.  The Company does not expect any future cash flow to be generated and intends to cancel this license agreement.  At September 30, 2002, Patent Rights were impaired and a loss was recognized in the amount of $78,497.  The license was being amortized over 17 years and at September 30, 2002 and 2001 this license has a net value of $0 and $58,497, respectively.  Amortization expense for the years ended September 30, 2002 and 2001 was $0 and $8,520, respectively.

On August 4, 1999 the Company entered into a second license agreement with UCSD for a license under patent rights to make, use, sell, offer for sale, import licensed products, to practice licensed methods, and to use certain technology. The agreement terminates on the later of the expiration date of the longest-lived Patent Rights or the twenty-first anniversary of the effective date. A license fee in the amount of $5,000 was paid upon execution of the agreement.  In addition, the Company is obligated to pay for one-half of all past and future patent costs.  The license is being amortized over 20 years and at September 30, 2002 and 2001 this license has a net value of $91,554 and $94,715, respectively.  Amortization expense for the years ended September 30, 2002 and 2001 was $4,885 and $8,423, respectively.  Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of the licensed products.

Note 5 - Intangible Assets (Continued)

At September 30, 2002 and 2001 patent costs payable on the license agreements was $77,776 and $17,445, respectively.

In January 1999 the Company acquired certain assets from Trans-Science Corporation, a company under common control and subsequently acquired on July 7, 2000. Fire test data concerning overlay systems in the form of technical reports prepared by an independent laboratory in New York performed prior to the Company’s inception was purchased for cash in the amount of $13,979 from Trans-Science Corporation at its cost.  At September 30, 2002 these assets were impaired and a loss was recognized in the amount of $13,979.

In January 1999 Trans-Science Corporation sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company for cash in the amount of $330,000.   In addition, during the year ended September 30, 1999, the Company paid Trans-Science Corporation $90,000 for upgrade services on this software.  The Software was placed in service during the year ended September 30 , 2002 and is being amortized over a period of ten years.  Amortization expense for the years ended September 30, 2002 and 2001 was $42,000 and $0, respectively.

On July 7, 2000 the Company acquired 100% of the outstanding shares of common stock of Trans-Science Corporation, a company under common control through July 7, 2000.  The Company recorded goodwill in the amount of $751,636 representing the excess of the cost to acquire Trans-Science Corporation over the historical cost of the net assets acquired.  The goodwill was being amortized over a period of five years.  Amortization expense for the year ended September 30, 2001 was $152,158.  On October 1, 2001, the Company adopted SFAS No. 142 and since adoption, goodwill is no longer amortized.  At September 30, 2002 and 2001 this goodwill has a net value of $418,956 and $418,956, respectively.

Note 6 - Shareholders’ Equity

                Preferred Stock

The Company has authorized the issuance of ten million (10,000,000) shares of preferred stock, having one hundredth of a cent ($.0001) par value per share.  The Board of Directors of the Company has discretion to determine the rights, preferences and privileges of this preferred stock.  There are no shares of preferred stock issued and outstanding at September 30, 2002 and 2001, respectively.

                Common Stock

In December 1999, a trustee shareholder surrendered 4,300,000 shares, which have been canceled.  During the period December 1999 to June 2000 the Company issued 668,333 shares of common stock under a private placement in exchange for $760,000 in cash, net of offering costs.  On July 7, 2000 the Company issued 953,371 shares of common stock valued

Note 6 - Capitalization (Continued)

                Common Stock (Continued)

at $715,028 in exchange for 100% of the outstanding shares of common stock of Trans-Science Corporation.  On August 31, 2000 the Company issued 150,000 shares of common stock valued at $93,750 plus $500,000 in cash in exchange for 100% of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements.  On September 15, 2000 the Company issued 100,000 shares of common stock as finder’s fees.  On September 28, 2000 the Company issued 300,000 shares of common stock valued at $174,000 in exchange for services. On March 31, 2001, a shareholder surrendered 150,000 shares of common stock valued at $93,750.  Also on March 31, 2001, the Company issued 200,000 shares of common stock as finder’s fees. At September 30, 2001, the Company issued 1,061,760 shares of common stock valued at $128,333 in exchange for services.  During the period October 2000 through December 2000 the Company issued 725,000 shares of common stock valued at $245,000 in private placement. During year ended September 30, 2002, the Company issued 514,034 shares of common stock valued at $91,619 in exchange for services, 1,183,149 shares of common stock for compensation valued at $206,509, 47,350 shares of common stock valued at $5,682 for interest due, and 2,339,047 shares of common stock valued at $227,500 for cash and subscription paid.  There are 18,292,044 and 14,208,464 shares of common stock issued and outstanding at September 30, 2002 and 2001, respectively.

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

	Weighted
	Average
	Exercise	Number of	Vested
	Price	Shares	Shares

Outstanding, October 20, 1997		—	—
Granted	$.40	120,000	—
Cancelled	$.40	(120,000)	—
Outstanding, March 31, 2001		—	—
Granted	$.10	100,000	—
Outstanding, June 30, 2001	$.10	100,000	—
Outstanding, September 30, 2001	$.10	100,000	—
Granted	$.10	171,428	171,428
Outstanding, September 30, 2002	$.10	271,428	171,428

Note 6 - Capitalization (Continued)

                Stock Incentive Plan (Continued)

                                                The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for the stock options awards granted at or above fair market value.  For the year ended September 30, 2002, the Company did not recognize any compensation expense.

Note 7 - Line of Credit

The Company has a business secured open line of credit with a bank in the amount of $50,000. The line of credit bears interest at the prime rate, as published in the Wall Street Journal, plus 2.5% (9% at September 30, 2001).  At September 30, 2002 and 2001 balances due were $51,534 and $51,396, respectively. Balances included accrued interest of $316 and $333 for the years ended September 30, 2002 and 2001, respectively.

Note 8 - Notes Payable

On November 20, 2001, the Company entered into a Secured Promissory Note with Marathon Development Company, Inc. (“Marathon”) in the amount of $105,000, including $5,000 of interest at a rate of 10% per annum.  The note is secured by the Company’s assets and is personally guaranteed by a director of the Company.  The note is due on the earlier of February 20, 2002 or the date on which the director completes a refinance of certain real property.  In addition, if the note is not paid when due, the Company will issue 10,000 shares of common stock per month to Marathon, until the note is paid.  At September 30, 2002 there is a balance due in the amount of $80,500 plus accrued interest in the amount of $5,502, for the total of $86,002 and the Company has issued 42,350 shares of common stock valued at $10,571.

Note 9 - Commitments

The Company and subsidiaries lease its office under an operating lease agreement.  Future minimum payment under the lease is as follows:

Year Ending
September 30,
2003	$48,546
2004	37,491
Thereafter	—

$86,037

Note 9 - Commitments (Continued)

Rental expense was $44,352 and $97,814 for the years ended September 30, 2002 and 2001, respectively, and $250,483 for the period from October 27, 1997(inception) to September 30, 2002.

Note 10 - Earnings Per Share

The computations of basic and diluted earnings per share from continuing operations for the years ended September 30, 2002 and 2001 and the period October 27, 1997 (inception) to September 30, 2002 were as follows:

			October 20, 1997
	Year Ended		(Inception) to
	September 30,		September 30,
	2002	2001	2002
Loss per common share, basic

Numerator
Net loss from continuing operations	$(1,166,742)	$(1,451,810)	$(4,245,985)
(Loss) income from discontinued operation	—	(93,267)	(72,460)
Gain on sale of subsidiary	—	177,755	177,755
Net loss	$(1,166,742)	$(1,367,322)	$(4,351,280)

Denominator
Weighted-average shares	17,549,692	13,582,193	16,326,140

At September 30, 2002 and 2001, 175,310 and 72,712 weighted-average shares of common stock issuable under stock options, respectively, were not included in the calculation of fully diluted earnings per share because their effects would have been antidilutive. Therefore, diluted earnings per share were the same as basic earnings per share at September 30, 2002 and 2001.

Note 11 - Income Taxes

At September 30, 2002, the Company has a net operating loss carryforwards for tax purpose of approximately $1,350,000 which expires through the year 2022. The Internal Revenue Code contains provisions which may limit the loss carryforward available if significant changes in shareholder ownership of the Company occur.

The components of the provision for income taxes for the years ended September 30, 2002 and 2001 are as follows:

	2002	2001
Current
Federal	$—	$68
State	3,000	7,660
	3,000	7,728
Deferred
Federal	—	—
State	—	—
	—	—
Provision for income taxes	$3,000	$7,728

The components of the net deferred tax assets were as follows:

	September 30,
	2002	2001
Deferred tax assets
Start-up costs	$1,248,971	$714,432
Organization costs	398	398
Syndication costs	1,168	1,168
Penalties	29	—
Impairment loss	62,020	—
Accrued vacation/other accruals	4,845	—
Depreciation/amortization	9,691	—
Net operating loss	538,379	592,496
	1,865,501	1,308,494
Deferred tax liabilities
State income taxes	126,188	91,620
	1,739,313	1,216,874
Less valuation allowance	(1,739,313)	(1,216,874)
Net deferred tax assets	$—	$—

 Note 12 - Related Party Transactions

Intangible Assets

In January 1999 the Company acquired certain intangible assets from Trans-Science Corporation, a company under common control through July 7, 2000.  Also in January 1999, Trans-Science Corporation sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company.

Stock-Based Compensation

During the years ended September 30, 2002 and 2001, the Company issued 1,183,149 and 643,937 shares of common stock with value of $206,508 and $94,407, respectively, to certain employees in exchange for compensation.

Notes Payable

On February 24, 2000 the Company issued an unsecured promissory note to borrow up to $75,000 from the director. The note bears an interest rate of 7% per annum on the outstanding advances.  During the period July 20, 2000 to November 21, 2000, the director advanced the Company $31,996, which was repaid, and as of September 30, 2002 and 2001 there was no balance due.

In October and November of 2000, an officer advanced the Company $5,680. The loan was paid in full at September 30, 2001.

On January 8, 2001, the Company entered into a promissory note with an officer in the amount of $159,439. Principal is to be advanced in various amounts and will accrue interest at 12%. The principal and interest are to be paid nine months from the date of latest advance. As of September 30, 2002 and 2001, there was a principal balance outstanding in the amount of $ 35,439 and $159,439 and accrued interest in the amount of $21,830 and $10,696, respectively.

On January 15, 2001, the Company issued a promissory note payable to an employee in the amount of $10,203 for various advances to the Company. The Company paid back the note in full within 30 days with no interest charged.

On April 20, 2001, the Company issued a promissory note to an officer for amount of $56,965. Principal is to be advanced in various amounts and will accrue interest at 12%. The principal and interest are to be paid nine months from the date of the latest advance.  As of September 30, 2002 and 2001, there was a principal balance outstanding in the amount of $61,782 and $45,445 and accrued interest in the amount of $6,202 and $1,663, respectively.

On April 23, 2001, the Company issued a promissory note payable to an employee in the amount of $41,945. The principal is to be advanced to the Company in various amounts.  As

Note 12 - Related Party Transactions (Continued)

            Notes Payable (Continued)

of September 30, 2002 and 2001, there was a principal balance outstanding in the amount of $33,376 and $36,912 and accrued interest in the amount of $4,442 and $1,578, respectively.  Principal and interest at 12% are to be paid nine months from the date of the latest advance.

During the year ended September 30, 2002 an employee loaned the Company a total of $1,782.  As of September 30, 2002 there is a $0 balance due.

During the year ended September 30, 2002 an officer loaned the Company a total of $400 to cover operating expenses.  As of September 30, 2002 there is a $0 balance due.

On January 17, 2002, the Company issued a promissory note payable to a shareholder in the amount of $10,000, plus interest at a rate of 10% per annum.  The principal is to be advanced to the Company in various amounts.  The accrued interest shall be paid in the Company’s common stock each quarter.  The note is due on January 17, 2003.  As of September 30, 2002, principal in the amount of $10,000 was outstanding.  As of September 30, 2002 the Company has accrued a liability to issue 2,520 shares of common stock valued at $252.

On June 17, 2002, the Company issued a promissory note payable to a shareholder in the amount of $3,000, plus interest at a rate of 10% per annum.  The note is due on July 17, 2002.  At September 30, 2002 there was a principal balance outstanding in the amount of $3,000 and accrued interest in the amount of $95.

On July 23, 2002, the Company issued a promissory note payable to a shareholder in the amount of $5,000, plus interest at a rate of 8% per annum.  The note is due on July 24, 2003. At September 30, 2002 there was a principal balance outstanding in the amount of $5,000 and accrued interest in the amount of $76.

An officer of the Company loaned $1,185 to Trans-Science Corporation to cover operating costs. This advance was outstanding at September 30, 2002.

Consulting Agreements

The Company has several consulting agreements with shareholders and officers for management, marketing and technical services. Consulting fee for years ended September 30, 2002 and 2001 were $299,903 and $386,978, respectively.

Representation and Advisory Agreement

On March 6, 2001, the Company entered into a Representation and Advisory Agreement (the “Agreement”) with AF Capital and Ace International Domaine (collectively referred as “AFA”) for corporate financing and investment advisory services. According to the

Note 12 - Related Party Transactions (Continued)

Representation and Advisory Agreement (Continued)

agreement, the Company would pay a non-refundable engagement retainer of $50,000, of which $15,000 was payable on or before March 14, 2001 with the balance of $35,000 payable in full on April 15, 2001. In addition the Agreement required the Company to make monthly retainer of $10,000 for twelve months beginning on April 1, 2001. Total amount of such retainers shall be payable in full upon the Company receiving at least $2,000,000 in financing. The Company is also required to pay a representation and placement fee equal to 10% of the amount of capital raised, and warrants to purchase shares of common stock of the Company equal to 15% of the number of shares of common stock and common stock equivalents issued pursuant to the Agreement.

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

On November 30, 2001, Michael Perlman resigned from the Company.  The $17,500 balance of the non-refundable engagement retainer remains an unpaid liability of the Company at September 30, 2002.

Note 13 - Strategic Alliance Agreement

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

In December 2000, the Company received $250,000 representing a subscription for 625,000 shares of common stock.  On January 4, 2001 the Company issued 500,000 shares of common stock valued at $200,000.  However, on February 28, 2001 the agreement was terminated by Prime.  The Company did not issue the remaining 125,000 shares of common stock and has recorded $50,000 as a liability as of September 30, 2002 and 2001.

Note 14 — Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $1,166,742 for the year ended September 30, 2002 and losses of

$4,211,822 accumulated from October 20, 1997 (Inception) to September 30, 2002. In addition the Company’s current liabilities exceed current assets by $1,541,887 at September 30, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

Note 15 - Subsequent Events

Stock Issued For Patent Costs

During the period October 2002 through December 2002, the Company issued 522,024 shares of common stock valued at $59,000 in lieu of patent payment due to UCSD.  At September 30, 2002, there was balance of patent costs payable on the license agreements for $77,776.  $59,000 of the outstanding balance is paid by this stock issuance.

Note 16 - Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2002		September 30, 2001
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash	$50,521	$50,521	$4,204	$4,204
Accounts payable	909,747	909,747	552,398	552,398
Related party accounts payable	50,000	50,000	50,000	50,000
Line of credit	51,534	51,534	51,396	51,396
Related party notes payable	173,975	173,975	242,581	242,581
Accrued expenses	258,897	258,897	140,830	140,830