Form 10QSB
period 2002-12-31
COMPOSITE SOLUTIONS INC
filed 2003-02-14
CIK 1061822

SECURITIES & EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 000-24551

COMPOSITE SOLUTIONS, INC.
(Name of Small Business Issuer in its Charter)

Florida	65-0790758
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

3252 Holiday Court, Suite 206, La Jolla, California	92037
Address of principal executive office	Zip Code

Issuer’s telephone number: (858) 459–4843

Former name and address, if changed since last report

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days.  Yes  ☒   No  ☐

As of January 31, 2003, 19,861,540 shares of Common Stock were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated financial statements contain information regarding the Company’s balance sheets for the quarters ended December 31, 2002 and 2001, and profit & loss, shareholder’s equity, and cash flow for the quarters ended December 31, 2002 and 2001 and for the period October 1, 1997 to December 31, 2002. All necessary adjustments to the financial statements have been made.

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	December 31,
	2002	2001
ASSETS

Current assets
Cash	$53,583	$448
Accounts receivable, net of allowance for doubtful accounts of $0 in 2002 and 2001	25,000	41,059
Costs in excess of billings	—	35,942
Prepaid expenses	31,770	341
Other current assets	46	46

Total current assets	110,399	77,836

Property, plant and equipment, net	2,579	6,558

Other assets
Intangible assets, net	878,648	1,006,291
Deposits	10,025	13,147

Total assets	$1,001,651	$1,103,832

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$402,317	$344,455
Billings in excess of costs	109,672	—
Line of credit	51,534	51,396
Employee and director payable	571,849	230,498
Related party payable	50,000	50,000
Related party notes payable	189,416	159,764
Accrued expenses	334,341	129,763
Income taxes payable	5,600	3,200

Total current liabilities	1,714,729	969,076

Long term obligations
Note payable	—	102,258

Total liabilities	1,714,729	1,071,334

Shareholders’ equity

Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 19,767,096 and 15,136,619 shares issued and outstanding at December 31, 2002 and 2001, respectively	1,976	1,513
Additional paid in capital	3,710,860	3,285,639
Accumulated deficit	(4,425,914)	(3,254,654)

Total shareholders’ equity	(713,078)	32,498

Total liabilities and shareholders’ equity	$1,001,651	$1,103,832

See Accompanying Notes.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		October 20, 1997 (Inception) to December 31
	2002	2001	2002
Revenues	$66,908	$88,732	$376,442
Cost of sales	38,004	83,297	423,919

Gross profit	28,904	5,435	(47,477)

Expenses
Depreciation and amortization	13,196	4,997	340,523
General and administrative expenses	228,226	205,733	3,803,547
Impairment loss	—	—	237,248

Total expenses	241,422	210,730	4,381,318

Loss from operations	(212,518)	(205,295)	(4,428,795)

Other income (expense)
Interest income	—	—	8,363
Interest income - forgiveness of debt	—	—	17,825
Other Income	—	—	10,800
Gain on forgiveness of debt	—	—	8,261
Other expenses	(569)	(2,550)	(8,350)
Loss on disposal of assets	—	—	(190)
Interest expense	(1,005)	(1,130)	(114,974)
Loss on forgiveness of debt	—	—	(11,021)

Total other income (expense)	(1,574)	(3,680)	(89,286)

Loss before provision for income taxes	(214,092)	(208,975)	(4,518,081)

Provision for income taxes	—	600	13,128

Loss from continuting operations	(214,092)	(209,575)	(4,531,209)

Discontinued operations
Income from discontinued operations (including gain on sale of subsidiary in the amount of $177,755)	—	—	105,295

Net loss	$(214,092)	$(209,575)	$(4,425,914)

Loss per common share, basic and diluted
Net loss from continuing operations	$(0.01)	$(0.01)	$(0.29)
Income from discontinued operations	$—	$—	$0.01
Net loss	$(0.01)	$(0.01)	$(0.28)

Weighted average number of shares, basic and diluted	18,805,912	15,136,619	15,884,016

See Accompanying Notes.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

				Deficit Accumulated
			Additional Paid in Capital	During the Development Stage	Total Shareholders’ Equity
	Common Stock
	Shares	Amount

Balance, October 20, 1997 (inception)	—	$—	$—	$—	$—

Common stock issued in exchange for services	15,233,910	1,521	(2,120)	—	(599)
Common Stock issued for cash	5,962,500	599	18,335	—	18,934

Net loss				(12,193)	(12,193)

Balance, September 30, 1998	21,196,410	2,120	16,215	(12,193)	6,142

Common stock contributed	(7,896,410)	(790)	790	—	—
Pre-acquisition income	—	—	—	47	47
Common stock issued in acquisition	1,000,000	100	47	(47)	100
Common stock issued for payment of note payable	200,000	20	999,980	—	1,000,000

Net loss				(574,850)	(574,850)

Balance, September 30, 1999	14,500,000	1,450	1,017,032	(587,043)	431,439

Common stock surrendered	(4,300,000)	(430)	430		—
Common Stock issued for cash	668,333	67	759,933		760,000
Common stock issued in acquisitions	1,103,371	110	808,668		808,778
Common stock issued for finder’s fee	100,000	10	(10)		—
Common stock issued in exchange for services	300,000	30	173,970		174,000

Net loss				(1,090,715)	(1,090,715)

Balance, September 30, 2000	12,371,704	1,237	2,760,023	(1,677,758)	1,083,502

Common stock surrendered	(150,000)	(15)	(93,735)		(93,750)
Common Stock issued for cash	725,000	73	244,927		245,000
Common stock issued in exchange for services	1,061,760	106	128,227		128,333
Common stock issued for finder’s fee	200,000	20	(20)		—

Net loss				(1,367,321)	(1,367,321)

Balance, September 30, 2001	14,208,464	1,421	3,039,422	(3,045,079)	(4,236)

Common stock issued for compensation	808,155	80	161,429		161,509
Common stock issued in exchange for services	120,000	12	34,788		34,800
Subscription paid			50,000		50,000

Net loss				(209,575)	(209,575)

Balance, December 31, 2001	15,136,619	1,513	3,285,639	(3,254,654)	32,498

Common Stock issued for cash	2,339,047	234	177,266		177,500
Common stock issued for compensation	374,994	38	44,962		45,000
Common stock issued in exchange for services	394,034	39	56,780		56,819
Common stock issued for interest due	47,350	5	5,677		5,682

Net loss				(957,168)	(957,168)

Balance, September 30, 2002	18,292,044	1,829	3,570,324	(4,211,822)	(639,669)

Common Stock issued for cash	893,028	89	70,211		70,300
Common stock issued to settle accounts payable	582,024	58	70,325		70,383

Net loss				(214,092)	(214,092)

Balance, December 31, 2002	19,767,096	$1,976	$3,710,860	$(4,425,914)	$(713,078)

See Accompanying Notes.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,		October 20, 1997 (Inception) to December 31,
	2002	2001	2002

Cash flows from operating activities
Net loss	$(214,092)	$(209,575)	$(4,425,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,196	4,997	336,496
Loss on disposal of assets	—	—	190
Common stock issued in exchange for services	—	34,800	302,180
Common stock issued for interest due	—	2,258	5,682
Common stock issued for compensation	—	161,509	301,016
Pre-acquisition income	—	—	47
Loss from discontinued operations	—	—	93,267
Gain on disposal of subsidiary	—	—	(177,755)
Impairment loss	—	—	237,248
(Increase) decrease in operating assets
Accounts receivable	(25,000)	(41,059)	(7,507)
Related party receivable	—	(7,840)	(22,021)
Costs in excess of billings	—	(35,942)	—
Inventory	—	—	(2,055)
Prepaid expenses	(31,588)	411	(31,570)
Employee advances	—	271	—
Deposit	—	46	(10,375)
Increase (decrease) in operating liabilities
Accounts payable	8,364	30,396	1,071,004
Billings in excess of costs	65,241	—	109,672
Forgiveness of accounts payable	—	—	(3,400)
Accrued expenses	159,783	(11,067)	450,506
Income taxes payable	—	—	9,552
Net cash used in operating activities	(24,096)	(70,795)	(1,763,737)

Cash flows from investing activities
Purchase of property, plant and equipment	—	—	(29,660)
Acquisition of intangible assets	(2,276)	(144)	(628,134)
Loans made to related party	—	—	(10,000)
Repayments of loans to related party	—	—	10,000
Acquisition of subsidiary	—	—	(500,000)
Cash of discontinued operations	—	—	(19,999)
Cash of acquired subsidiaries	—	—	17,261
Net cash used in investing activities	(2,276)	(144)	(1,160,532)

Cash flows from financing activities
Increase (decrease) in line of credit	—	—	800
Proceeds from note payable to officer/employee	184	117,433	282,349
Payments of note payable to officer	(41,050)	(100,250)	(188,297)
Proceeds from convertible debenture	—	—	500,000
Proceeds from notes payable	—	—	1,064,500
Subcriptions paid	—	50,000	—
Proceeds from issuance of common stock, net	70,300	—	1,318,500
Net cash provided by financing activities	29,434	67,183	2,977,852

Net increase (decrease) in cash	3,062	(3,756)	53,583
Cash, beginning of period	50,521	4,204	—
Cash, end of period	$53,583	$448	$53,583

Supplementary disclosures
Interest paid	$—	$1,310	$2,351
Income taxes paid	$—	$600	$8,328

Non-cash financing and investing activities
Note payable paid through issuance of common stock	$—	$—	$1,000,000
Investment in subsidiary	$—	$—	$796,732
Interest on note payable	$—	$—	$17,825
Forgiveness of interest on note payable	$—	$—	$(17,825)
Inter-company receivable released in sale of subsidiary	$—	$—	$22,021
Common stock acquired in sale of subsidiary	$—	$—	$(93,750)
8% debenture released in sale of subsidiary	$—	$—	$(500,000)
Note payable released in sale of subsidiary	$—	$—	$(64,500)
Accrued interest released in sale of subsidiary	$—	$—	$(28,867)
Common stock issued to settle accounts payable	$70,383	$—	$70,383

See Accompanying Notes.

Composite Solutions, Inc. and Subsidiaries

 (A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1- Summary of Significant Accounting Policies

The Company

Composite Solutions, Inc. (the “Company”), formerly JS Business Works, Inc., was incorporated in the state of Florida on October 20, 1997.  The Company has two wholly owned subsidiaries: Composite Solutions, Inc., incorporated in the state of Nevada on December 8, 1998 and Trans-Science Corporation, incorporated in the state of California on September 15, 1980.  A third wholly owned subsidiary, Penultimo, Inc. dba Anchor Reinforcements, incorporated in the state of California on January 13, 1992, was sold on March 31, 2002.   Composite Solutions Inc. and subsidiaries were organized to develop, manufacture and market high technology products and processes in key areas of existing and new construction.

The Company is in the development stage and its efforts through December 31, 2002 have been principally devoted to raising additional capital and negotiating with potential key personnel and leasing facilities.  There is no assurance that any benefit will result from such activities.  The Company will continue to incur expenses and losses as it pursues its development efforts.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and according to regulatory requirements of Article 10 of Regulation S-X for form 10-QSB.  Accordingly, the unaudited financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States and should be read in conjunction with Form 10-KSB for the fiscal year ended September 30, 2002.

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

Reclassifications

Certain reclassifications have been made to the December 31, 2001 balances in order to conform to the December 31, 2002 presentation.

Note 2 - Capitalization

Preferred Stock

The Company has authorized the issuance of ten million (10,000,000) shares of preferred stock, having one hundredth of a cent ($.0001) par value per share.  The Board of Directors of the Company has discretion to determine the rights, preferences and privileges of this preferred stock.  There are no shares of preferred stock issued and outstanding at December 31, 2002 and 2001.

Common Stock

In December 1999, a trustee shareholder surrendered 4,300,000 shares, which have been canceled.  During the period December 1999 to June 2000 the Company issued 668,333 shares of common stock under a private placement in exchange for $760,000 in cash, net of offering costs.  On July 7, 2000 the Company issued 953,371 shares of common stock valued at $715,028 in exchange for 100% of the outstanding shares of common stock of Trans-Science Corporation.  On August 31, 2000 the Company issued 150,000 shares of common stock valued at $93,750 plus $500,000 in cash in exchange for 100% of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements.  On September 15,

2000 the Company issued 100,000 shares of common stock as finder’s fees.  On September 28, 2000 the Company issued 300,000 shares of common stock valued at $174,000 in exchange for services. On March 31, 2001, a shareholder surrendered 150,000 shares of common stock valued at $93,750.  Also on March 31, 2001, the Company issued 200,000 shares of common stock as finder’s fees. At September 30, 2001, the Company issued 1,061,760 shares of common stock valued at $128,333 in exchange for services.  During the period October 2000 through December 2000 the Company issued 725,000 shares of common stock valued at $245,000 in private placement. During year ended September 30, 2002, the Company issued 514,034 shares of common stock valued at $91,619 in exchange for services, 1,183,149 shares of common stock for compensation valued at $206,509, 47,350 shares of common stock valued at $5,682 for interest due, and 2,339,047 shares of common stock for cash and subscriptions paid in the amount of $227,500.  During the three months ended December 31, 2002, the Company issued 582,024 shares of common stock valued at $70,383 in exchange for accounts payable, and 893,028 shares of common stock for cash in the amount of $70,300.

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

Outstanding Options	Shares Available for Grant	Options Outstanding	Exercise Price
Authorized	1,000,000
Granted	(391,428)	391,428	$0.10-$0.40
Canceled	120,000	(120,000)	$0.40
Balance, December 31, 2002	728,572	271,428	$0.10

At December 31, 2002 there were 171,428 exercisable options.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for the stock options awards granted at or above fair market value.  For the three months ended December 31, 2002 and 2001 and for the period October 1, 1997 to December 31, 2002, the Company did not recognize any compensation expense.

Note 3 – Line of Credit

The Company has a business secured open line of credit with a bank in the amount of $50,000. The line of credit bears interest at the prime rate, as published in the Wall Street Journal, plus 2.5% (7.75% at December 31, 2002).  At December 31, 2002 and 2001 there was a balance due in the amount of $51,534 and $51,396, respectively.

Note 4 - Commitments

The Company and subsidiaries lease office space under a non-cancelable operating lease.  Future minimum payments under the lease at December 31, 2002 are as follows:

Year Ending December 31,
2002	$49,027
2003	24,994
2004	—
$74,021

Rental expense was $12,016 and $11,554 for the three months ended December 31, 2002 and 2001, respectively and was $262,499 for the period October 27, 1997 (inception) to December 31, 2002.

Note 5 – Earnings Per Share

At December 31, 2002 and 2001 there were 171,428 and 100,000 weighted-average shares of common stock issuable under stock options, respectively, not included in the calculation of fully diluted earnings per share because their effects would have been antidilutive.  Therefore, diluted earnings per share were the same as basic earnings per share at December 31, 2002 and 2001.

Note 6 - Related Party Transactions

Notes Payable

On November 20, 2001, the Company entered into a Secured Promissory Note with Marathon Development Company, Inc. (Marathon) in the amount of $105,000, including $5,000 of interest at a rate of 10% per annum.  Marathon was a non-affiliated entity at that date.  The note is secured by Company’s assets and is personally guaranteed by a director of the Company.  The note was due on February 20, 2002.  In addition, if not paid when due, the Company will issue 10,000 shares of common stock per month to Marathon, until the note is paid. At December 31, 2002 and 2001 there was a balance due in the amount of $80,500 and $102,258, respectively and accrued interest in the amount of $16,031 and $2,742, respectively and the Company has issued 42,857 shares of common stock valued at $5,143.

On January 8, 2001 and April 20, 2001 the Company entered into promissory notes with an officer in the amount of $159,439 and 56,965, respectively.  Principal is to be advanced in various amounts and will accrue interest at 12%. The principal and interest are to be paid nine months from the date of latest advance. During the three months ended December 31, 2002 the officer advanced the Company an additional $184 and the Company paid $41,050.  At December 31, 2002 and 2001 there was a balance due in the amount of $56,355 and $116,384, respectively and accrued interest in the amount of $35,774 and $20,158, respectively.

On January 15, 2001, the Company issued a promissory note payable to an employee in the amount of $10,203 for various advances to the Company. The Company paid back the note in full within 30 days with no interest charged.

On April 23, 2001, the Company issued a promissory note payable to an employee in the amount of $41,945, plus interest at a rate of 12% per annum. The principal is to be advanced to the Company in various amounts. The note was due on August 30, 2002, nine months from the date of the last advance.  As of December 31, 2002 and 2001, principal in the amount of $33,376 and $41,945 was outstanding.

An employee loaned the Company a total of $500 to cover operating expenses.  As of December 31, 2002 and 2001 there was a balance of $0 and $250, respectively.

An officer of the Company loaned Trans-Science Corporation a total of $1,585 to cover operating expenses.  As of December 31, 2002 and 2001 there was a $1,185 balance due.

On January 17, 2002, the Company issued a promissory note payable to a shareholder in the amount of $10,000, plus interest at a rate of 10% per annum.  The principal is to be advance to the Company in various amounts.  The accrued interest shall be paid in the Company’s common stock each quarter.  The note is due on January 17, 2003.  At December 31, 2002 there was a $10,000 balance due and accrued interest in the amount of $504 and the company has issued 4,493 shares of common stock valued at $539.

On June 17, 2002, the Company issued a promissory note payable to a shareholder in the amount of $3,000, plus interest at a rate of 10% per annum.  The note was due on July 17, 2002.  At December 31, 2002 there was a $3,000 balance due and accrued interest in the amount of $170.

On July 23, 2002, the Company issued a promissory note payable to a shareholder in the amount of $5,000, plus interest at a rate of 8% per annum.  The note is due on July 24, 2003.

Agreements

The Company has several consulting agreements with shareholders and officers for management, marketing and technical services.  Consulting fees for the three months ended December 31, 2002 and 2001 were $70,000 and $45,000, respectively

Item 2.  Management Discussion and Analysis

General Overview

Composite Solutions, Inc. (CSI) is a development stage company licensing and distributing its proprietary composite materials technology and engineering services for applications in the civil engineering and civil construction market. CSI’s technology represents a revolutionary breakthrough for the construction industry. This technology uses the same type of composite materials found in the B-2 Bomber and other lightweight, high-strength military hardware. These composite materials consist of advanced fiber reinforced polymers (FRPs). Examples include ultra high-strength carbon or aramid fibers in a thermoset (e.g., epoxy) matrix. Such fibers are 10-15 times stringer than construction steel and 5 times lighter. When used in concert with traditional building material systems, this marriage of new and conventional systems leads to a dramatic enhancement of the latter, and to superior structural performance with a minimization of cost.

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

Homeland Security – The Company is developing strategic alliance and technology licensing agreements with a large international company in the area of Homeland Security. This includes the Company’s new FRP technologies for the protection of structures and occupants against both blast and ballistic threats. Testing of these FRP technologies continues under government support. Sales of the ballistic – protection products have commenced in the private sector.

Seismic Retrofits – Sales in this area have now commenced. The customer base ranges from hospitals to telecommunication facilities to city facilities to private/commercial owners. As an example, the Company is currently working with a hospital group in an effort to define the scope and conditions for the seismic retrofit of a number of hospital campuses in California based on the application of CSI’s CFRP overlay technology. A contract for the first seismic retrofit project from this group has been obtained and work has begun. As another example, the Company is currently working with a large telecommunication company in an effort to define the scope and conditions for the seismic retrofit of key installations based, again, on the application of CSI’s CFRP overlay technology.  Here the first seismic retrofit has recently been completed. Other example projects include a Church in So. California, which is in progress, a home in No. California which has been completed, and a large parking structure in So. California, which is in the contract negotiation stage. In addition to the above, the Company is developing a strategic alliance agreement with a large national construction company. When completed, this agreement will allow CSI to dramatically expand its marketing operations, and to engage in large design-build projects.

New Construction – Discussions are in progress with a potential customer in No. California concerning the construction of two short – span bridges using CSI’s Carbon Shell System (CSS).

Results of Operations

The following is a discussion of the financial condition and results of operations for the quarter ended December 31, 2002 and 2001.  This discussion should be read in conjunction with our consolidated financial statements and the notes related thereto.

Net Loss: For the quarter ended December 31, 2002, the Company recorded a net loss of $214,092 ($0.01 per share), compared to a net loss of $209,575 ($0.01 per share) during the quarter ended December 31, 2001.

Revenue:  The revenues and cost of sales for the quarter ended December 31, 2002 were $66,908 and $38,004, respectively; as compared to revenues of $88,732 and cost of sales of $83,297 for the quarter ended December 31, 2001.

Liquidity and Capital Resources:  The Company is operating with insufficient capital since January 2001.  It has not met all of its financial obligations, and has relied heavily on the sale of its common stock to generate additional capital. During the quarter ended December 31, 2002, the Company issued 893,028 shares of common stock for cash in the amount of $70,300, and 582,024 shares of Common Stock to settle accounts payable in the amount of $70,383.

The Company had total assets of $1,001,651 as of December 31, 2002, including intangible assets of $878,648, as compared to the total assets of $1,103,832 and intangible assets of $1,006,291 as of December 31, 2001.  The Company’s current liabilities as of December 31, 2002 were $1,714,729, as compared to current liabilities of $969,076 as of December 31, 2001.

In year 2003, the Company intends to devote a substantial part of its financial resources towards the marketing of its products and services to the construction industry.  In order to facilitate such marketing efforts, the Company expects to seek additional capital through the sale of equity securities.  Also, the Company intends to pursue licensing technologies as a financing alternative.

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

The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain.  Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially than those discussed herein: (1) ability to attract and retain customers to purchase its products and services, (2) ability to commercialize and market products (3) results of research and development, (4)

technological advances by third parties and competition, (5) future capital needs of the Company, (6) history of operating losses, (7) dependence upon key personnel, and (8) general economic and business conditions.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward—looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based

Part II

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

Date: February 13, 2003

Composite Solutions, Inc.

By:	/s/ Gilbert A. Hegemier
Gilbert A. Hegemier, Chairman

Pursuant to the requirements of the Securities Exchange Act, of 1934 this report has been signed below by the following person on behalf of the Company and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Gilbert A. Hegemier	Chairman of the Board	February 13, 2003
Gilbert A. Hegemier

SECTION 302 CERTIFICATION

I, Dr. Gil Hegemier, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Composite Solutions, Inc.;

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

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ Dr. Gil Hegemier
Dr. Gil Hegemier, Chairman

/s/ Gilbert A. Hegemier	Chairman of the Board	February 13, 2003
Gilbert A. Hegemier