Form 10QSB
period 2003-03-31
COMPOSITE SOLUTIONS INC
filed 2003-05-20
CIK 1061822

SECURITIES & EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days.  Yes ☒  No ☐

As of  April 30, 2003, 21,152,114 shares of Common Stock were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

        The following consolidated financial statements contain information regarding the Company’s balance sheet, profit & loss, shareholder’s equity, and cash flow for the quarters ended March 31, 2003 and 2002.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	March 31,
	2003	2002

ASSETS

Current assets
Cash	$10,377	$5,663
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2003 and 2002	—	4,443
Accounts receivable — related party	16,081	44,640
Costs in excess of billings	2,000	78,322
Prepaid expenses	24,916	775
Other current assets	37	46

Total current assets	53,411	133,889

Property, plant and equipment, net	1,521	818

Other assets
Intangible assets, net	449,894	601,676
Goodwill	418,956	395,295
Deposits	10,071	12,067

Total assets	$933,853	$1,143,745

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$551,289	$441,125
Billings in excess of costs	89,118	2,135
Employee and director payable	642,174	230,498
Related party payable	66,081	94,640
Line of credit	51,334	51,396
Related party notes payable	47,416	147,014
Accrued expenses	332,572	269,535
Income taxes payable	24,881	3,200
Accrued future losses on contracts	26,497	—

Total current liabilities	1,831,362	1,239,543

Shareholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 21,152,114 and 16,749,055 shares issued and outstanding at March 31, 2003 and 2002, respectively	2,113	1,674
Additional paid in capital	3,999,768	3,415,790
Accumulated deficit	(4,899,390)	(3,513,262)

Total shareholders’ equity	(897,509)	(95,798)

Total liabilities and shareholders’ equity	$933,853	$1,143,745

See Accompanying Footnotes.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					October 20, 1997
					(Inception)
	Three Months Ended		Six Months Ended		to
	March 31,		March 31,		March 31,
	2003	2002	2003	2002	2003

Revenues
Contract revenue	$61,104	$132,946	$128,012	$221,676	$396,696
Armored panels	—	—	—	—	40,850
Total revenue	61,104	132,946	128,012	221,676	437,546

Cost of sales
Salaries and consulting fees	100,565	50,474	138,569	133,771	386,738
Consulting fees — related party	—	—	—	—	109,500
Armored panels	—	—	—	—	28,246
Cost of sales	100,565	50,474	138,569	133,771	524,484

Gross profit	(39,461)	82,472	(10,557)	87,905	(86,938)

Expenses
Consulting fees	117,291	138,732	213,201	203,773	743,168
Consulting fees — related party	74,000	—	144,000	—	656,999
Depreciation and amortization	12,922	15,619	26,118	20,614	353,445
General and administrative expenses	98,753	66,851	144,041	113,028	1,045,108
Organizational expenses	—	—	—	—	514
Professional fees — other	40,492	56,263	46,600	57,145	391,506
Professional fees — related party	—	—	—	—	60,839
Salaries	30,420	61,168	41,340	154,801	1,266,369
Provision for future contract losses	26,497	—	26,497	—	26,497
Impairment loss	—	—	—	—	237,248

Total expenses	400,375	338,633	641,797	549,361	4,781,693

Loss from operations	(439,836)	(256,161)	(652,354)	(461,456)	(4,868,631)

Other income (expense)
Interest income	—	—	—	—	8,363
Interest income — forgiveness of debt	—	—	—	—	17,825
Other Income	—	10,534	—	10,534	10,800
Gain on forgiveness of debt	—	266	—	266	8,261
Other expenses	(11,005)	(12,242)	(11,574)	(14,792)	(19,355)
Loss on disposal of assets	—	—	—	—	(190)
Interest expense	(955)	(1,005)	(1,960)	(2,135)	(115,929)
Loss on forgiveness of debt	—	—	—	—	(11,021)

Total other income (expense)	(11,960)	(2,447)	(13,534)	(6,127)	(101,246)

Loss before provision for income taxes	(451,796)	(258,608)	(665,888)	(467,583)	(4,969,877)

Provision for income taxes	21,681	—	21,681	600	34,809

Loss from continuting operations	(473,477)	(258,608)	(687,569)	(468,183)	(5,004,686)

Discontinued operations
Income from discontinued operations (including gain on sale of subsidiary in the amount of $177,755)	—	—	—	—	105,295

Net loss	$(473,477)	$(258,608)	$(687,569)	$(468,183)	$(4,899,391)

Loss per common share, basic and diluted
Net loss from continuing operations	$(0.02)	$(0.02)	$(0.04)	$(0.03)	$(0.31)
Income from discontinued operations	$—	$—	$—	$—	$0.01
Net loss	$(0.02)	$(0.02)	$(0.04)	$(0.03)	$(0.31)

Weighted average number of shares, basic and diluted	19,767,096	15,711,514	19,281,223	15,057,029	16,059,809

See Accompanying Footnotes.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

				Deficit Accumulated During the Development Stage

					Total Shareholders’ Equity
			Additional Paid in Capital
	Common Stock

	Shares	Amount

Balance, October 20, 1997 (inception)	—	$—	$—	$—	$—

Common stock issued in exchange for services	15,233,910	1,521	(2,120)	—	(599)
Common Stock issued for cash	5,962,500	599	18,335	—	18,934

Net loss				(12,193)	(12,193)

Balance, September 30, 1998	21,196,410	2,120	16,215	(12,193)	6,142

Common stock contributed	(7,896,410)	(790)	790	—	—
Pre-acquisition income	—	—	—	47	47
Common stock issued in acquisition	1,000,000	100	47	(47)	100
Common stock issued for payment of note payable	200,000	20	999,980	—	1,000,000

Net loss				(574,850)	(574,850)

Balance, September 30, 1999	14,500,000	1,450	1,017,032	(587,043)	431,439

Common stock surrendered	(4,300,000)	(430)	430		—
Common Stock issued for cash	668,333	67	759,933		760,000
Common stock issued in acquisitions	1,103,371	110	808,668		808,778
Common stock issued for finder’s fee	100,000	10	(10)		—
Common stock issued in exchange for services	300,000	30	173,970		174,000

Net loss				(1,090,715)	(1,090,715)

Balance, September 30, 2000	12,371,704	1,237	2,760,023	(1,677,758)	1,083,502

Common stock surrendered	(150,000)	(15)	(93,735)		(93,750)
Common Stock issued for cash	725,000	73	244,927		245,000
Common stock issued in exchange for services	1,061,760	106	128,227		128,333
Common stock issued for finder’s fee	200,000	20	(20)		—

Net loss				(1,367,321)	(1,367,321)

Balance, September 30, 2001	14,208,464	1,421	3,039,422	(3,045,079)	(4,236)

Common stock issued for compensation	808,155	80	161,429		161,509
Common stock issued in exchange for services	120,000	12	34,788		34,800
Subscription paid			50,000		50,000

Net loss				(209,575)	(209,575)

Balance, December 31, 2001	15,136,619	1,513	3,285,639	(3,254,654)	32,498

Common stock issued for cash	1,503,334	150	109,850		110,000
Common stock issued for compensation					—
Common stock issued in exchange for services	109,102	11	20,301		20,312
Common stock issued for interest due					—

Net loss				(258,608)	(258,608)

Balance, March 31, 2002	16,749,055	1,674	3,415,790	(3,513,262)	(95,798)

Common stock issued for cash	835,713	84	67,416		67,500
Common stock issued for compensation	374,994	37	44,962		44,999
Common stock issued in exchange for services	284,932	28	36,479		36,507
Common stock issued for interest due	47,350	5	5,677		5,682

Net loss				(698,559)	(698,559)

Balance, September 30, 2002	18,292,044	1,828	3,570,324	(4,211,821)	(639,669)

Common stock issued for cash	893,028	89	70,211		70,300
Common stock issued to settle accounts payable	582,024	58	70,325		70,383

Net loss				(214,092)	(214,092)

Balance, December 31, 2002	19,767,096	1,975	3,710,860	(4,425,913)	(713,078)

Common stock issued for cash	855,334	85	207,915		208,000
Common stock issued for compensation	50,000	5	8,495		8,500
Common stock issued for services	400,000	40	58,960		59,000
Common stock issued to settle accrued interest on note payable	79,684	8	13,538		13,546

Net loss				(473,477)	(473,477)

Balance, March 31, 2003	21,152,114	$2,113	$3,999,768	$(4,899,390)	$(897,509)

See Accompanying Footnotes.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

					October 20, 1997
					(Inception)
	Three Months Ended		Six Months Ended		to
	March 31,		March 31,		March 31,
	2003	2002	2003	2002	2003

Cash flows from operating activities
Net loss	$(473,477)	$(258,608)	$(687,569)	$(468,183)	$(4,899,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,922	15,616	26,118	20,615	349,418
Loss on disposal of assets	—	—	—	—	190
Common stock issued in exchange for services	59,000	20,312	59,000	55,112	361,180
Common stock issued for interest due	13,546	3,242	13,546	5,500	19,228
Common stock issued for compensation	8,500	—	8,500	161,509	309,516
Accrued loss on future contracts	26,497	—	26,497	—	26,497
Pre-acquisition income	—	—	—	—	47
Loss from discontinued operations	—	—	—	—	93,267
Gain on disposal of subsidiary	—	—	—	—	(177,755)
Impairment loss	—	—	—	—	237,248
(Increase) decrease in operating assets
Accounts receivable	25,000	36,616	—	(4,443)	17,493
Related party receivable	(16,081)	(36,800)	(16,081)	(44,640)	(38,102)
Costs in excess of billings	(2,000)	(42,380)	(2,000)	(78,322)	(2,000)
Inventory	—	—	—	—	(2,055)
Prepaid expenses	6,854	(434)	(24,734)	(23)	(24,716)
Employee advances	—	—	—	271	—
Deposit	(37)	1,080	(37)	1,126	(10,412)
Increase (decrease) in operating liabilities
Accounts payable	235,378	133,472	243,742	163,866	1,306,382
Billings in excess of costs	(20,554)	2,135	44,687	2,135	89,118
Forgiveness of accounts payable	—	—	—	—	(3,400)
Accrued expenses	(86,108)	59,272	73,675	48,205	364,398
Income taxes payable	19,281	—	19,281	—	28,833
Net cash used in operating activities	(1,914,279)	(66,477)	(215,375)	(137,272)	(1,955,016)

Cash flows from investing activities
Purchase of property, plant and equipment	—	—	—	—	(29,660)
Acquisition of intangible assets	(2,066)	(558)	(4,342)	(702)	(630,200)
Loans made to related party	—	—	—	—	(10,000)
Repayments of loans to related party	—	—	—	—	10,000
Acquisition of subsidiary	—	—	—	—	(500,000)
Cash of discontinued operations	—	—	—	—	(19,999)
Cash of acquired subsidiaries	—	—	—	—	17,261
Net cash used in investing activities	(2,066)	(558)	(4,342)	(702)	(1,162,598)

Cash flows from financing activities
Increase (decrease) in line of credit	(200)	—	(200)	—	600
Proceeds from note payable to officer/employee	(184)	10,400	—	127,833	282,165
Payments of note payable to officer	(57,477)	(48,150)	(98,527)	(148,400)	(245,774)
Proceeds from convertible debenture	—	—	—	—	500,000
Proceeds from notes payable	—	—	—	—	1,064,500
Subcriptions paid	—	—	—	—	—
Proceeds from issuance of common stock, net	208,000	110,000	278,300	160,000	1,526,500
Net cash provided by financing activities	150,139	72,250	179,573	139,433	3,127,991

Net increase (decrease) in cash	(27,125)	5,215	(24,063)	1,459	26,458
Cash, beginning of period	53,583	448	50,521	4,204	—
Cash, end of period	$10,377	$5,663	$10,377	$5,663	$10,377

Supplementary disclosures
Interest paid	$—	$1,005	$—	$1,310	$2,351
Income taxes paid	$2,400	$—	$—	$600	$8,328

Non-cash financing and investing activities
Note payable paid through issuance of common stock	$—	$—	$—	$—	$1,000,000
Investment in subsidiary	$—	$—	$—	$—	$796,732
Interest on note payable	$—	$—	$—	$—	$17,825
Forgiveness of interest on note payable	$—	$—	$—	$—	$(17,825)
Inter-company receivable released in sale of subsidiary	$—	$—	$—	$—	$22,021
Common stock acquired in sale of subsidiary	$—	$—	$—	$—	$(93,750)
8% debenture released in sale of subsidiary	$—	$—	$—	$—	$(500,000)
Note payable released in sale of subsidiary	$—	$—	$—	$—	$(64,500)
Accrued interest released in sale of subsidiary	$—	$—	$—	$—	$(28,867)
Common stock issued to settle accounts payable	$—	$—	$70,383	$—	$70,383

See Accompanying Footnotes.

6

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

The Company is in the development stage and its efforts through March 31, 2003 have been principally devoted to raising additional capital and negotiating with potential key personnel and leasing facilities.  There is no assurance that any benefit will result from such activities.  The Company will continue to incur expenses and losses as it pursues its development efforts.

Basis of Presentation

                                                The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant inter-company transactions have been eliminated in consolidation.

                                                Unaudited Financial Statements

                                                The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and according to regulatory requirements of Article 10 of Regulation S-X for form 10-QSB.  Accordingly, the unaudited financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States and should be read in conjunction with Form 10-KSB for the fiscal year ended September 30, 2002.

Intangible Assets

Other assets include intangibles such as licensed technology, computer software and goodwill.   In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets.  The Company implemented the provisions of SFAS No. 142 on October 1, 2001.  Since adoption, existing goodwill and certain intangibles with indefinite useful lives are no longer amortized but instead are assessed for impairment at least annually.  Other intangible assets are recorded at historical cost less amortization on the straight line method based on estimated useful lives.  Periods of amortization are evaluated continually to determine whether later events and circumstances warrant revised estimated useful lives.

Impairment of Long-lived Assets

Long-lived assets and intangible assets subject to amortization are reviewed for impairment in accordance with SFAS No. 121, Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.   In accordance with SFAS No. 121, an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered, based upon an estimate of future cash flows.  An impairment loss is then recognized whenever the carrying amount of the asset exceeds its fair value.  After an impairment loss is recognized, the adjusted carrying amount of the asset becomes its new basis.

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

Note 2 - Acquisitions

On June 23, 2000 the Company entered into a Share Exchange Agreement with Trans-Science Corporation, a California corporation and a company with a common shareholder.  On July 7, 2000 the Company completed its acquisition.  The acquisition, recorded under the purchase method of accounting, included the purchase of all of the outstanding shares of common stock of Trans-Science Corporation in exchange for 953,371 shares of the Company’s common stock at $0.75 per share which resulted in a purchase price of $715,028. The liabilities assumed were in excess of the historical cost of the assets acquired at the date the total amount of the purchase price was recorded as goodwill.

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

Note 3 - Shareholders’ Equity

Preferred Stock

The Company has authorized the issuance of ten million (10,000,000) shares of preferred stock, having one hundredth of a cent ($.0001) par value per share.  The Board of Directors of the Company has discretion to determine the rights, preferences and privileges of this preferred stock.  There are no shares of preferred stock issued and outstanding at March 31, 2003 and 2002, respectively.

Common Stock

In December 1999, a trustee shareholder surrendered 4,300,000 shares, which have been canceled.  During the period December 1999 to June 2000 the Company issued 668,333 shares of common stock under a private placement in exchange for $760,000 in cash, net of offering costs.  On July 7, 2000 the Company issued 953,371 shares of common stock valued at $715,028 in exchange for 100% of the outstanding shares of common stock of Trans-Science Corporation.  On August 31, 2000 the Company issued 150,000 shares of common stock valued at $93,750 plus $500,000 in cash in exchange for 100% of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements.  On September 15, 2000 the Company issued 100,000 shares of common stock as finder’s fees.  On September 28, 2000 the Company issued 300,000 shares of common stock valued at quoted market $174,000 in exchange for services. On March 31, 2001, a shareholder surrendered 150,000 shares of common stock valued at $93,750.  Also on March 31, 2001, the Company issued 200,000 shares of common stock as finder’s fees. At September 30, 2001, the Company issued 1,061,760 shares of common stock valued at $128,333 in exchange for services.  During the period October 2000 through December 2000 the Company issued 725,000 shares of common stock valued at $245,000 in private placement. During year ended September 30, 2002, the Company issued 514,034 shares of common stock valued at $91,619 in exchange for services, 1,183,149 shares of common stock for compensation valued at $206,509, 47,350 shares of common stock valued at $5,682 for interest due, and 2,339,047 shares of common stock valued at $227,500 for cash and subscription paid.  During the six months ended March 31, 2003, the Company issued 400,000 shares of common stock valued at $59,000 in exchange for services, 50,000 shares of common stock for compensation valued at $8,500, 79,684 shares of common stock valued at $13,546 for interest due, 582,024 shares of common stock to settle accounts payable of $70,383, and 1,748,362 shares of common stock valued at $278,300 for cash.

There are 21,152,114 and 16,749,055 shares of common stock issued and outstanding at March 31, 2003 and 2002, respectively.

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

	Shares
	Available for	Options
Outstanding Options	Grant	Outstanding	Exercise Price
Authorized	1,000,000
Granted	(391,428)	391,428	$0.10-$0.40
Canceled	120,000	(120,000)	$0.40
Balance, March 31, 2002	728,572	271,428	$0.10

At March 31, 2003 there were 221,428 exercisable options.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for the stock options awards granted at or above fair market value.  For the three and six months ended March 31, 2003 and 2002 and for the period October 1, 1997 (inception) to March 31, 2003, the Company did not recognize any compensation expense.

Had compensation expense for the Company’s 2000 Stock Incentive Plan been determined based upon fair values at grant dates for awards under the plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and loss per share would have been increased to the proforma amounts indicated below.  Additional option awards are anticipated in future years.

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net loss
As originally reported	$(473,477)	$(258,608)	$(687,569)	$(468,183)
Proforma	$(474,294)	$(258,608)	$(689,203)	$(468,183)

Loss per share
As originally reported	$(0.02)	$(0.02)	$(0.04)	$(0.03)
Proforma	$(0.02)	$(0.02)	$(0.04)	$(0.03)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results:

	2002	2001

Dividend yield	0.00%	N/A
Risk free interest rate	2.99%	N/A
Expected life	5.92 Yrs	N/A
Expected volatility	16.21%	N/A
Estimated fair value of options granted per share	$0.0354	N/A

Note 4 - Earnings Per Share

At March 31, 2003 and 2002, 271,428 and 100,000 weighted-average shares of common stock issuable under stock options, respectively, were not included in the calculation of fully diluted earnings per share because their effects would have been antidilutive. Therefore, diluted earnings per share were the same as basic earnings per share at March 31, 2003 and 2002.

Note 5 - Related Party Transactions

 Intangible Assets

In January 1999 the Company acquired certain intangible assets from Trans-Science Corporation, a company with common shareholders through July 7, 2000.  Also in January 1999, Trans-Science Corporation sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company for $330,000 in cash, an amount significantly less than the cost incurred by Trans-Science Corporation.  In addition, during the period ended September 30, 1999, the Company paid Trans-Science Corporation $90,000 for upgrade services on this software.

Note 6 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $473,477 and $687,569 for the three and six months ended March 31, 2003, respectively and losses of $4,899,391 accumulated from October 20, 1997 (Inception) to March 31, 2003. In addition the Company’s current liabilities exceed current assets by $1,777,951 at March 31, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently seeking additional capital to allow it to begin its planned operations.  Management believes the Company’s sales and marketing efforts will partially reduce the negative impact of accumulated losses.    In addition, the Company is planning to re-capitalize certain related party accounts payables into shareholders’ equity and negotiate reductions in other accounts payable.  The Company’s management believes these efforts will substantially reduce current liabilities.

Item 2.  Management Discussion and Analysis

General Overview

Composite Solutions, Inc. (CSI) is a development stage company licensing and distributing proprietary composite materials technology and engineering services for applications in the civil engineering and civil construction markets. CSI’s technology represents a revolutionary breakthrough for the construction industry. This technology uses the same type of composite materials found in the B-2 Bomber and other lightweight, high-strength military hardware. These composite materials consist of advanced fiber reinforced polymers (FRPs). Examples include ultra high-strength carbon or aramid fibers in a thermoset (e.g., epoxy) matrix. Such fibers are 10-15 times stronger than construction steel and 5 times lighter. When used in concert with traditional building material systems, this marriage of new and conventional systems leads to a dramatic enhancement of the latter, and to superior structural performance with a minimization of cost.

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

Marketing and Sales

CSI has been active in all four areas during 2002/2003. A summary of events follows:

Infrastructure Renewal - The Company continues to provide testing as part of our agreement with a large market international general contractor.  We anticipate moving forward with additional business derived from this relationship once the testing has been completed.

Homeland Security - A Teaming Agreement has been executed with a national defense contractor to utilize the Company’s services in the areas of vulnerability assessment, threat reduction and the applicability of FRP for blast remediation in an anti-terrorism/Force Protection environment.

Seismic Retrofits - A Teaming Agreement is in negotiation (with the executed Agreement anticipated prior to close of next quarter) with a large market national general contractor.  This Agreement will focus on developing a synergistic relationship using the Company’s design and engineering capabilities in conjunction with the general contractor’s build capabilities and market presence to pursue opportunities in the hospital, commercial and military/federal marketplace.

New Construction - New opportunities are being developed in the domestic market with respect to utilization of the Carbon Shell System (CSS) for building and transportation systems.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in the notes to our financial statements included in our Annual Report on Form 10-KSB.  However, in response to the SEC’s Release No. FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” issued December 12, 2001, we have identified the policies we believe are most critical to an understanding of our financial statements. The most critical accounting policies are related to the following areas: revenue recognition, accounting for equity securities issued in exchange for services and in settlement of liabilities, intangible assets, and impairment of long-lived assets.  Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates.  There have been no material changes in our critical accounting policies that impacted our financial condition or results of operations for 2002.

Revenue Recognition - Revenue from the sale of product is recognized when materials are shipped from stock.  Revenues derived from contracts are accounted for on the percentage-of-completion method of accounting.

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

Accounting for Equity Securities Issued in Exchange for Services and In Settlement of Liabilities - The Company measures the value of transactions in which equity instruments are issued for services or in settlement of liabilities at the fair value of the common stock issued in accordance with SFAS No. 123.  The fair value is measured at the date service is complete (EITF 96-18).

In the case of settlement of liabilities, the fair value is measured at the date the settlement agreement is reached, which approximates the date the equity instrument is issued.  Differences between liabilities, as originally recorded and the fair value of equity instruments issued in settlement of liabilities are recorded as an adjustment to expenses.

Intangible Assets - Other assets include intangibles such as licensed technology, computer software and goodwill.   In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets.  The Company implemented the provisions of SFAS No. 142 on October 1, 2001.  Since adoption, existing goodwill and certain intangibles with indefinite useful lives are no longer amortized but instead are assessed for impairment at least annually.  Other intangible assets are recorded at historical cost less amortization on the straight line method based on estimated useful lives.  Periods of amortization are evaluated continually to determine whether later events and circumstances warrant revised estimated useful lives.

Impairment of Long-Lived Assets - Long-lived assets and intangible assets subject to amortization are reviewed for impairment in accordance with SFAS No. 121, Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.   In accordance with SFAS No. 121, an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered, based upon an estimate of future cash flows.  An impairment loss is then recognized whenever the carrying amount of the asset exceeds its fair value.  After an impairment loss is recognized, the adjusted carrying amount of the asset becomes its new basis.

Results of Operations

The following is a discussion of the financial condition and results of operations for the quarter ended March 31, 2003.  This discussion should be read in conjunction with our consolidated financial statements and the notes related thereto.

Net Loss:  For the quarter ended March 31, 2003, the company recorded a net loss of $473,477 ($0.02 per share), compared to a net loss of $258,608 ($0.02 per share) during the quarter ended March 31, 2002.

The increased loss is mainly due to: (1) a decrease in Revenues on a year over year comparison to $61,104 as of March 31, 2003 versus $132,946 as of March 31, 2002; (2) an increase in Cost of Sales from $50,474 as of March 31, 2002 versus $100,565 as of March 31, 2003; and (3) an increase in Consulting Fees and General & Administrative expenses for the same period.

The decrease in revenues is attributable to the Company’s refocusing of efforts on acquiring contracts and building strategic relationships in the new markets of Homeland Security and Seismic Retrofits.  As a result of this effort, there has been a lull in Revenues.  We fully expect our new sales and marketing efforts to provide future revenues. We have made significant headway as regards acquisition of both contracts and strategic ally teaming relationships. The increase in cost of sales is primarily due to contracts with zero gross profits and the allocation of minimum royalty payments to the cost of sales beginning in January 2003. The increase in Consulting Fees and General &

Administrative expenses is attributable to the refocusing efforts in the new markets of Homeland Security and Seismic Retrofits.

Revenue:  The revenues and cost of sales for the quarter ended March 31, 2003 were $61,604 and $100,565, respectively; as compared to revenues of $132,946 and cost of sales of $50,474 for the quarter ended March 31, 2002.

The decrease in revenues is attributable to the Company’s refocusing efforts to acquiring contracts and building strategic relationships in the new markets of Homeland Security and Seismic Retrofits.  As a result of this effort, there has been a lull in Revenues.  We fully expect our new sales and marketing efforts to provide future revenues. We have made significant headway as regards acquisition of both contracts and strategic ally teaming relationships.

Increased control over materials costs and a better negotiating posture with our suppliers is beginning to yield results as regards reducing costs of sales.  Additional revenue generation will also deliver better volume discounts on materials and afford us further leverage with subcontractors as we generate more work.

Liquidity and Capital Resources:  The Company has been operating with insufficient capital since October 1997.  It has not met all of its financial obligations, and has relied heavily on the sale of its common stock to generate additional capital.  During the quarter ended March 31, 2003, the Company issued 855,334 shares of common stock for cash in the amount of $208,000, 50,000 shares of common stock for compensation in the amount of $8,500, 400,000 shares of common stock for services in the amount of $59,000, and 79,684 shares of common stock to settle accrued interest on notes in the amount of $13,546.

The Company had total assets of $933,853 as of March 31, 2003, including intangible assets of $449,894, as compared to the total assets of $1,143,745 and intangible assets of $601,676 as of March 31, 2002.  The Company’s current liabilities as of March 31, 2003 were $1,831,362, as compared to current liabilities of $1,239,543 as of March 31, 2002.

The increased liability position is due to: (1) an increase in Accounts Payable from $441,125 as of March 31, 2002 to $551,289 as of March 31, 2003; and (2) an increase in the category of Employee and Director Payable from $230,498 as of March 31, 2002 to $642,174 as of March 31, 2003.

The above increases were due to increased efforts in sales and marketing as relates to the new Homeland Security and Seismic Retrofits markets.

For the balance of the 2003 calendar year, the Company will continue pursuing outside investment to augment efforts as regards increased revenue generation and the furtherance of key strategic relationships and teaming arrangements in the construction and military/federal markets.  As articulated above, our efforts to date have been yielding favorable results and we anticipate that continued and aggressive marketing will be rewarded, as well.

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

The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain.  Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially than those discussed herein: (1) ability to attract and retain customers to purchase its products and services, (2) ability to commercialize and market products (3) results of research and development, (4) technological advances by third parties and competition, (5) future capital needs of the Company, (6) history of operating losses, (7) dependence upon key personnel, and (8) general economic and business conditions.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward—looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based

Risks

Need for Additional Capital - The Company’s future is subject to substantial risks and uncertainties. The Company has operated at a loss for its entire history and there can be no assurance of ever achieving profitability. The Company had a net loss of $4,899,391 for the period October 20, 1997 (Inception) to March 31, 2003.  Current liabilities exceed current assets by $1,777,951.  Our future capital requirements will depend our ability to successfully market our composite materials technology.  Our recurring operating losses and growing working capital needs will require additional capital to support operations and there can be no assurance that working capital will become available, if at all.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

Limited Public Market for Common Stock - There currently is a very limited public market for the Company’s common stock and no assurance can be given that a large public market will develop in the future. The Company’s common stock may be thinly traded, if at all, even if the Company achieves full operation and has significant revenues.

Our shares of common stock should be considered speculative. Prospective investors should consider carefully all risk factors.

Future Sales of Common Stock by Our Existing Shareholders Could Reduce the Price of Our Common Stock - The market price of our common stock could decline as a result of sales by our existing shareholders of shares of common stock in the market.  Likewise, the perception that these sales could occur may result in the decline of the market price of our common stock. These sales also might make it more difficult for us to sell equity securities in the future.

Unless We Can Establish Significant Sales of Our Current Products, Our Potential Revenues May Be Significantly Reduced - We expect the licensing and distribution of our composite materials technology, and related engineering services will account for a majority, if not all, of our future revenue.  Continued and expanded market acceptance of composite overlays and carbon fiber-reinforced polymer shells in construction of infrastructure systems and infrastructure renewal is, therefore, critical to our future success and to our ability to generate revenues.  Failure to achieve market acceptance of our composite materials technology would significantly harm our business. Our future financial performance will depend in significant part on the continued market acceptance of our composite materials technology, and on the development, introduction and market acceptance of any future products.  There can be no assurance that we will be successful in marketing our composite materials technology or any future products and any failure to do so would significantly harm our business.

The Loss of Our Key Technical Individuals Would Have an Adverse Impact on Future Development and Could Impair Our Ability to Succeed - Our performance is substantially dependent on the technical expertise of Gilbert A. Hegemier, Ph.D. and our ability to hire and retain personnel with similar technical expertise. The loss of any of Gilbert A. Hegemier, Ph.D. could have a materially adverse effect on our business, development, financial condition, and operating results.  We do not maintain “key person” life insurance on any of our directors or senior executive officers and we do not have life insurance on Gilbert A. Hegemier, Ph.D.

We Do Not Expect to Declare or Pay Any Dividends - We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

Because of Our Limited Operating History, It Is Difficult to Predict Our Future Revenues - As a result of our limited operating history and the new technology, which we seek to introduce into the markets in which we compete, we are unable to accurately forecast our revenues.  Our current and future expense levels are based largely on our plan of operation.  Revenues and operating results generally depend on our ability to develop a base of customers and businesses.  We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in estimated revenues in relation to our planned expenditures would have an immediate adverse effect on our business, prospects, financial condition and results of operations.

We Expect to Experience Significant Fluctuations in Our Future Annual Operating Results - Factors that may adversely affect our annual operating results include but are not limited to:

•                  our ability to obtain market acceptance of our composite materials technology;

•                  our ability to attract and retain customers and maintain customer satisfaction;

•                  our ability to attract new personnel in a timely and effective manner;

•                  the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•                  governmental regulation;

•                  general economic conditions.

We Will Have to Expend Substantial Funds on Advertising, Sales and Marketing in the Future - We have not incurred significant advertising, sales and marketing expenses to date.  To increase awareness for our composite materials technology, we expect to spend significantly more on advertising, sales and marketing in the future.  If our marketing strategy is unsuccessful, we may not be able to recover these expenses or even generate any revenues.  We will be required to develop a marketing and sales campaign that will effectively demonstrate the advantages of our, services and products.  To date, our experience with respect to marketing our products and services is very limited.  We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of our composite materials technology.  There can be no assurance that we will be able to establish adequate sales and marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms, or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting our composite materials technology, or other products and services offered by us.

Our Future Revenues are Dependent on the Acceptance of the Products and Services that We Offer - Our future revenues and our ability to generate profits in the future are substantially dependent upon the widespread acceptance and use of our composite materials technology.  There can be no assurance that our composite materials technology will become widely accepted or that a sufficiently broad base of new construction or infrastructure renewal will use our composite materials technology.

There May Be the Possibility of Volatile Share Prices - The trading price of our common shares may be subject to wide fluctuations. Trading prices of the common shares may fluctuate in response to a number of factors, many of which are beyond our control. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Broad market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

Reduction of Debt Obligations/Recapitalization of CSI stock

Following a thorough-going review of operations with management and subsequent review of financials, we have formulated the following viable plan for continuing operations as a going concern.  We plan, in the upcoming fiscal period (Quarter ended June 30, 2003) to re-capitalize certain related party accounts payables into shareholders’

equity and negotiate reductions in other accounts payable.  The Company’s management believes these efforts will substantially reduce current liabilities.

Additionally, an item appearing as a Related Party Payable, in the amount of $50,000.00, will be discharged.  This amount represents a canceled stock subscription and, per the advice of our attorney, we will draft and execute a letter legally releasing this liability.

Another aspect of the financial review was discovery of multiple Accounts Payable exceeding the statutory limitation.  As of the date of this writing, we have not fully completed compiling the total, but will begin the write off process in the next accounting period (Quarter ended June 30, 2003).  Since we have not fully completed this process we cannot opine as to whether the amount in question crosses the material threshold, but we will cover this in the subsequent MD&A.

Revenue Stream/Improving Cash Balances

Continuing operations will be further bolstered by significant progress in sales and marketing.  CSI has finalized a Teaming Agreement with a large, national defense contractor to participate on a multi-year Homeland Security contract (a subsequent contract is pending).  CSI is finalizing a Teaming Agreement with a large market national general contractor to co-market CFRP in the Homeland Security and seismic retrofit markets.  CSI is in negotiations with another large market national general contractor to assess a large backlog of projects for value engineering opportunities utilizing CFRP.  Lastly, CSI has expanded into the overseas market with the acquisition of an Asian construction project using CFRP for seismic retrofit purposes.

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

Date: May 20, 2003

Composite Solutions, Inc.

By:	/s/ Gilbert A. Hegemier
Gilbert A. Hegemier, Chairman

                Pursuant to the requirements of the Securities Exchange Act, of 1934 this report has been signed below by the following person on behalf of the Company and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Gilbert A. Hegemier	Chairman of the Board	May 20,2003
Gilbert A. Hegemier

SECTION 302 CERTIFICATION

I, Dr. Gil Hegemier, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Composite Solutions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date: May 20, 2003	/s/ Dr. Gilbert A. Hegemier
Dr. Gilbert A. Hegemier, Chairman

