Form 10QSB
period 2003-06-30
COMPOSITE SOLUTIONS INC
filed 2003-08-19
CIK 1061822

SECURITIES & EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days.  Yes  ☒  No  ☐

As of  June 30, 2003, 20,930,114 shares of Common Stock were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated financial statements contain information regarding the Company’s balance sheet, profit & loss, shareholder’s equity, and cash flow for the quarters ended June 30, 2003 and 2002.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30,
	2003	2002
ASSETS
Current assets
Cash	$13,755	$70
Costs in excess of billings	2,000	68,732
Prepaid expenses	10,353	574
Total current assets	26,108	69,376

Property, plant and equipment, net	1,034	3,310

Other assets
Intangible assets, net	439,599	602,697
Goodwill	418,956	418,955
Deposits	10,071	11,743
Total assets	$895,768	$1,106,081

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$434,894	$393,130
Billings in excess of costs	71,908	—
Line of credit	51,334	51,396
Employee and director payable	—	416,734
Related party payable	50,000	50,000
Note payable	—	80,500
Related party notes payable	48,015	147,425
Accrued expenses	189,644	267,826
Accrued losses on future contracts	2,413	—
Income taxes payable	19,985	3,200
Total current liabilities	868,193	1,410,211

Shareholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 20,930,114 and 17,091,320 shares issued and outstanding at June 30, 2003 and 2002, respectively	2,092	1,708
Additional paid in capital	5,028,156	3,452,518
Accumulated deficit	(5,002,673)	(3,758,356)
Total shareholders’ equity	27,575	(304,130)
Total liabilities and shareholders’ equity	$895,768	$1,106,081

See accompanying notes.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,		October 20, 1997 (Inception) to June 30, 2003
	2003	2002	2003	2002

Revenues
Contract revenue	$192,213	$5,382	$315,026	$186,210	$583,710
Armored panels	—	—	5,199	40,850	46,049
Total revenue	192,213	5,382	320,225	227,060	629,759

Cost of sales
Salaries and consulting fees	144,498	4,552	279,799	110,077	527,968
Armored panels	—	—	3,268	28,246	31,514
Cost of sales	144,498	4,552	283,067	138,323	559,482

Gross profit	47,715	830	37,158	88,737	70,277

Expenses
Consulting fees	94,559	39,720	300,059	114,015	830,026
Consulting fees - related party	59,055	92,000	210,756	221,478	833,255
Depreciation and amortization	12,386	4,499	38,504	14,464	365,831
General and administrative expenses	34,154	36,503	178,198	160,182	1,079,265
Organizational expenses	—	—	—	—	514
Professional fees - other	12,693	10,050	53,757	66,062	398,663
Professional fees - related party	2,891	17	8,427	1,150	69,266
Salaries	17,420	61,168	58,760	215,969	1,283,789
Provision for future contract losses	—	—	26,497	—	26,497
Impairment loss	—	—	—	—	237,248

Total expenses	233,158	243,957	874,958	793,320	5,124,354

Loss from operations	(185,443)	(243,127)	(837,800)	(704,583)	(5,054,077)

Other income (expense)
Interest income	—	—	—	—	8,363
Interest income - forgiveness of debt	—	—	—	—	17,825
Other Income	85,000	—	85,000	10,800	95,800
Gain on forgiveness of debt	—	—	—	—	8,261
Other expenses	(2,156)	(1,506)	(13,730)	(16,298)	(21,511)
Loss on disposal of assets	—	—	—	—	(190)
Interest expense	(680)	(1,061)	(2,640)	(3,196)	(116,609)
Loss on forgiveness of debt	—	—	—	—	(11,021)

Total other income (expense)	82,164	(2,567)	68,630	(8,694)	(19,082)

Loss before provision for income taxes	(103,279)	(245,694)	(769,170)	(713,277)	(5,073,159)

Provision for income taxes	—	600	21,681	—	34,809

Loss from continuting operations	(103,279)	(245,094)	(790,851)	(713,277)	(5,107,968)

Discontinued operations
Income from discontinued operations (including gain on sale of subsidiary in the amount of $177,755)	—	—	—	—	105,295

Net loss	$(103,279)	$(245,094)	$(790,851)	$(713,277)	$(5,002,673)

Loss per common share, basic and diluted
Net loss from continuing operations	$(0.01)	$(0.01)	$(0.04)	$(0.05)	$(0.31)
Income from discontinued operations	$—	$—	$—	$—	$0.01
Net loss	$(0.01)	$(0.01)	$(0.04)	$(0.05)	$(0.31)

Weighted average number of shares, basic and diluted	19,641,382	16,904,838	19,917,238	15,672,965	16,284,331

See accompanying notes.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

			Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total Shareholders’ Equity
	Common Stock
	Shares	Amount

Balance, October 20, 1997 (inception)	—	$—	$—	$—	$—

Common stock issued in exchange for services	15,233,910	1,521	(2,120)	—	(599)
Common Stock issued for cash	5,962,500	599	18,335	—	18,934

Net loss				(12,193)	(12,193)

Balance, September 30, 1998	21,196,410	2,120	16,215	(12,193)	6,142

Common stock contributed	(7,896,410)	(790)	790	—	—
Pre-acquisition income	—	—	—	47	47
Common stock issued in acquisition	1,000,000	100	47	(47)	100
Common stock issued for payment of note payable	200,000	20	999,980	—	1,000,000

Net loss				(574,850)	(574,850)

Balance, September 30, 1999	14,500,000	1,450	1,017,032	(587,043)	431,439

Common stock surrendered	(4,300,000)	(430)	430		—
Common Stock issued for cash	668,333	67	759,933		760,000
Common stock issued in acquisitions	1,103,371	110	808,668		808,778
Common stock issued for finder’s fee	100,000	10	(10)		—
Common stock issued in exchange for services	300,000	30	173,970		174,000

Net loss				(1,090,715)	(1,090,715)

Balance, September 30, 2000	12,371,704	1,237	2,760,023	(1,677,758)	1,083,502

Common stock surrendered	(150,000)	(15)	(93,735)		(93,750)
Common Stock issued for cash	725,000	73	244,927		245,000
Common stock issued in exchange for services	1,061,760	106	128,227		128,333
Common stock issued for finder’s fee	200,000	20	(20)		—

Net loss				(1,367,321)	(1,367,321)

Balance, September 30, 2001	14,208,464	1,421	3,039,422	(3,045,079)	(4,236)

Common Stock issued for cash	2,339,047	234	227,266		227,500
Common stock issued for compensation	1,183,149	118	206,391		206,509
Common stock issued in exchange for services	514,034	51	91,568		91,619
Common stock issued for interest due	47,350	5	5,677		5,682

Net loss				(1,166,743)	(1,166,743)

Balance, September 30, 2002	18,292,044	1,829	3,570,324	(4,211,822)	(639,669)

Common Stock issued for cash	893,028	89	70,211		70,300
Common stock issued to settle accounts payable	582,024	58	70,325		70,383

Net loss				(214,092)	(214,092)

Balance, December 31, 2002	19,767,096	1,976	3,710,860	(4,425,914)	(713,078)

Common Stock issued for cash	853,334	85	207,915		208,000
Common stock issued for services	400,000	40	58,960		59,000
Common stock issued for interest due	79,684	8	13,538		13,546
Common stock issued for compensation	50,000	5	8,495		8,500

Net loss				(473,480)	(473,480)

Balance, March 31, 2003	21,150,114	2,114	3,999,768	(4,899,394)	(897,512)

Common stock surrendered	(220,000)	(22)	22		—
Recapitalization of accounts payable and accrued wages			1,028,366		1,028,366

Net loss				(103,279)	(103,279)

Balance, June 30, 2003	20,930,114	$2,092	$5,028,156	$(5,002,673)	$27,575

See accompanying notes.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,		October 20, 1997 (Inception) to June 30, 2003
	2003	2002

Cash flows from operating activities
Net loss	$(790,851)	$(713,277)	$(5,002,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,504	14,463	361,804
Loss on disposal of assets	—	—	190
Common stock issued in exchange for services	59,000	61,874	361,180
Common stock issued for interest due	13,546	—	19,228
Common stock issued for compensation	8,500	161,509	309,516
Forgiveness of accounts payable	—	—	(3,400)
Pre-acquisition income	—	—	47
Loss from discontinued operations	—	—	93,267
Gain on disposal of subsidiary	—	—	(177,755)
Impairment loss	—	—	237,248
Interest	—	5,500	5,500
(Increase) decrease in operating assets
Accounts receivable	—	—	17,493
Related party receivable	—	—	(22,021)
Costs in excess of billings	(2,000)	—	(2,000)
Inventory	—	—	(2,055)
Prepaid expenses and other assets	(10,171)	178	(10,153)
Employee advances	—	271	—
Deposit	—	1,496	(10,375)
Increase (decrease) in operating liabilities
Accounts payable	1,040,630	257,467	2,103,270
Employee and director payable	(416,734)	—	(416,734)
Billings in excess of costs	27,477	(68,732)	71,908
Accrued expenses	(108,687)	127,444	182,036
Income taxes payable	14,385	—	23,937
Net cash used in operating activities	(126,401)	(151,807)	(1,860,542)

Cash flows from investing activities
Purchase of property, plant and equipment	—	—	(29,660)
Acquisition of intangible assets	(5,946)	(21,723)	(631,804)
Loans made to related party	—	—	(10,000)
Repayments of loans to related party	—	—	10,000
Acquisition of subsidiary	—	—	(500,000)
Cash of discontinued operations	—	—	(19,999)
Cash of acquired subsidiaries	—	—	17,261
Net cash used in investing activities	(5,946)	(21,723)	(1,164,202)

Cash flows from financing activities
Increase (decrease) in line of credit	(200)	—	600
Proceeds from notes payable	—	100,000	1,064,500
Proceeds from note payable to officer/employee/shareholder	2,016	38,796	290,834
Payments of note payable to officer/employee/shareholder	(184,535)	(159,400)	(343,935)
Proceeds from convertible debenture	—	—	500,000
Proceeds from issuance of common stock, net	278,300	190,000	1,526,500
Net cash provided by financing activities	95,581	169,396	3,038,499

Net increase (decrease) in cash	(36,766)	(4,134)	13,755
Cash, beginning of period	50,521	4,204	—
Cash, end of period	$13,755	$70	$13,755

Supplementary disclosures
Interest paid	$8,035	$3,197	$10,386
Income taxes paid	$—	$600	$8,328

Non-cash financing and investing activities
Interest on note payable	$—	$—	$17,825
Forgiveness of interest on note payable	$—	$—	$(17,825)
Note payable paid through issuance of common stock	$—	$—	$(1,000,000)
Note payable released in sale of subsidiary	$—	$—	$(64,500)
Investment in subsidiary	$—	$—	$796,732
Inter-company receivable released in sale of subsidiary	$—	$—	$22,021
Common stock acquired in sale of subsidiary	$—	$—	$(93,750)
8% debenture released in sale of subsidiary	$—	$—	$(500,000)
Accrued interest released in sale of subsidiary	$—	$—	$(28,867)
Common stock issued to settle accounts payable	$—	$—	$70,383
Recapitalization of accounts payable and accrued wages	$(1,028,366)	$—	$(1,028,366)

See accompanying notes.

6

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Composite Solutions, Inc. (the “Company”), formerly JS Business Works, Inc., was incorporated in the state of Florida on October 20, 1997.  The Company has two wholly owned subsidiaries: Composite Solutions, Inc., incorporated in the state of Nevada on December 8, 1998 and Trans-Science Corporation, incorporated in the state of California on September 15, 1980.  A third wholly owned subsidiary, Penultimo, Inc. dba Anchor Reinforcements, incorporated in the state of California on January 13, 1992, was sold on March 31, 2001.   Composite Solutions, Inc. and subsidiaries were organized to develop, manufacture and market high technology products and processes in key areas of existing and new construction.

The Company is in the development stage and its efforts through June 30, 2003 have been principally devoted to raising additional capital and negotiating with potential key personnel and leasing facilities.  There is no assurance that any benefit will result from such activities.  The Company will continue to incur expenses and losses as it pursues its development efforts.

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

Stock Based Compensation

In accordance with the provisions of SFAS 123, the Company follows the intrinsic value based method of accounting as prescribed by APB 25, Accounting for Stock Issued to Employees, for its stock-based compensation.

Reclassifications

Certain reclassifications have been made to the June 30, 2002 balances in order to conform to the June 30, 2003 presentation.

Note 2 - Capitalization

Preferred Stock

The Company has authorized the issuance of ten million (10,000,000) shares of preferred stock, having one hundredth of a cent ($.0001) par value per share.  The Board of Directors of the Company has discretion to determine the rights, preferences and privileges of this preferred stock.  There are no shares of preferred stock issued and outstanding at June 30, 2003 and 2002.

Common Stock

In December 1999, a trustee shareholder surrendered 4,300,000 shares, which have been canceled.  During the period December 1999 to June 2000 the Company issued 668,333 shares of common stock under a private placement in exchange for $760,000 in cash, net of offering costs.  On July 7, 2000 the Company issued 953,371 shares of common stock valued at $715,028 in exchange for 100% of the outstanding shares of common stock of Trans-Science Corporation.  On August 31, 2000 the Company issued 150,000 shares of common stock valued at $93,750 plus $500,000 in cash in exchange for 100% of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements.  On September 15, 2000 the Company issued 100,000 shares of common stock as finder’s fees.  On September 28, 2000 the Company issued 300,000 shares of common stock valued at $174,000 in exchange for services. During the period October 2000 through December 2000 the Company issued 725,000 shares of common stock valued at $245,000 in private placement. On March 31, 2001, a shareholder surrendered 150,000 shares of common stock valued at $93,750.  Also on March 31, 2001, the Company issued 200,000 shares of common stock as finder’s fees. At September 30, 2001, the Company issued 1,061,760 shares of common stock valued at $128,333 in exchange for services.  During year ended September 30, 2002, the Company issued 514,034 shares of common stock valued at $91,619 in exchange for services, 1,183,149 shares of common stock for compensation valued at $206,509, 47,350 shares of common stock valued at $5,682 for interest due, and 2,339,047 shares of common stock for cash and subscriptions paid in the amount of $227,500.  During the nine months ended June 30, 2003, the Company issued 582,024 shares of common stock valued at $70,383 in exchange for accounts payable, 400,000 shares of common stock valued at $59,000 for services, 79,684 shares of common stock valued at $13,546 for accrued interest, 50,000 shares of common stock valued at $8,500 as compensation, and 1,746,362 shares of common stock for cash in the amount of $278,300.  The Company received 220,000 shares of common stock surrendered.  The Company recapitalized accounts payable and accrued wages in the amount of $1,028,366.

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

Outstanding Options	Shares Available for Grant	Options Outstanding	Exercise Price
Authorized	1,000,000
Granted	(391,428)	391,428	$0.10-$0.40
Canceled	120,000	(120,000)	$0.40
Balance, June 30, 2003	728,572	271,428	$0.10

At June 30, 2003 there were 221,428 exercisable options.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for the stock options awards granted at or above fair market value.  For the three and nine months ended June 30, 2003 and 2002 and for the period October 1, 1997 to June 30, 2003, the Company did not recognize any compensation expense.

Had compensation expense for options issued to employees and directors been determined upon fair values at the grant dates in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS  No. 148,  “Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123”, the Company’s net loss and net loss per share would have increased, to the pro forma amounts indicated below:

	Three Months Ended June 30, 2003	Nine Months Ended June 30, 2003	October 20, 1977 (Inception) to June 30, 2003
Net loss
As reported	$(103,279)	$(790,851)	$(5,002,673)
Pro forma	$(104,169)	$(794,718)	$(5,005,540)

Loss per common share
As reported	$(0.01)	$(0.04)	$(0.26)
Pro forma	$(0.01)	$(0.04)	$(0.26)

	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2002
Net loss
As reported	$(245,094)	$(713,277)
Pro forma	$(245,578)	$(715,224)

Loss per common share
As reported	$(0.01)	$(0.05)
Pro forma	$(0.01)	$(0.05)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results:

	June 30,
	2003	2002

Dividend yield	0.00%	0.00%
Risk free interest rate	2.99%	3.50%
Expected life	5.92 Yrs.	5.00 Yrs.
Expected volatility	16.21%	17.70%
Estimated fair value of options granted per share	$0.0354	$0.0194

NOTE 3 – LINE OF CREDIT

The Company has a business secured open line of credit with a bank in the amount of $50,000. The line of credit bears interest at the prime rate, as published in the Wall Street Journal, plus 2.5% (7.75% at June 30, 2003).  At June 30, 2003 and 2002 there was a balance due in the amount of $51,334 and $51,396, respectively.

Note 4 - Commitments

The Company and subsidiary lease office space under a non-cancelable operating lease.  At June 30, 2003, there are future minimum payments under the lease of $49,988, which are due through June 30, 2004.

Rental expense was $36,009 and $36,341 for the nine months ended June 30, 2003 and 2002, respectively and was $286,492 for the period October 27, 1997 (inception) to June 30, 2003.

Note 5 – Earnings Per Share

At June 30, 2003 and 2002 there were 271,428 and 100,000 weighted-average shares of common stock issuable under stock options, respectively, not included in the calculation of fully diluted earnings per share because their effects would have been antidilutive.  Therefore, diluted earnings per share were the same as basic earnings per share at June 30, 2003 and 2002.

Note 6 - Related Party Transactions

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

Notes Payable

On November 20, 2001, the Company entered into a Secured Promissory Note with Marathon Development Company, Inc. (Marathon) in the amount of $105,000, including $5,000 of interest at a rate of 10% per annum.  Marathon was a non-affiliated entity at that date.  The note is secured by the Company’s assets and is personally guaranteed by a director of the Company.  The note was due on February 20, 2002.  In addition, if not paid when due, the Company is to issue 10,000 shares of common stock per month to Marathon, until the note is paid.  Accordingly, the Company issued 97,350 shares of common stock valued at $14,182. At June 30, 2003 and 2002 there was a balance due in the amount of $0 and $80,500, respectively and accrued interest in the amount of $0 and $13,851, respectively.

On January 8, 2001 and April 20, 2001 the Company entered into promissory notes with an officer in the amount of $159,439 and 56,965, respectively.  Principal is to be advanced in various amounts and will accrue interest at 12%. The principal and interest are to be paid nine months from the date of latest advance. During the nine months ended June 30, 2003 the officer advanced the Company $2,016 and the Company paid $98,783.  At June 30, 2003 and 2002 there was a balance due in the amount of $454 and $98,184, respectively and accrued interest in the amount of $29,798 and $23,781, respectively.

On April 23, 2001, the Company issued a promissory note payable to an employee in the amount of $41,945, plus interest at a rate of 12% per annum. The principal is to be advanced to the Company in various amounts. The note was due on August 30, 2002, nine months from the date of the last advance.  At June 30, 2003 and 2002 there was a balance due in the amount of $33,376 and $34,608, respectively and accrued interest in the amount of $9,020 and $5,008, respectively.

An officer of the Company loaned Trans-Science Corporation a total of $1,585 to cover operating expenses.  At June 30, 2003 and 2002 there was a balance due in the amount of $1,185.

On January 17, 2002, the Company issued a promissory note payable to a shareholder in the amount of $10,000, plus interest at a rate of 10% per annum.  The principal is to be advanced to the Company in various amounts.  The accrued interest shall be paid in the Company’s common stock each quarter.  The note is due on January 17, 2003.  At June 30, 2003 and 2002 there was a $10,000 balance due and accrued interest in the amount of $449.

On June 17, 2002, the Company issued a promissory note payable to a shareholder in the amount of $3,000, plus interest at a rate of 10% per annum.  The note was due on July 17, 2002.  At June 30, 2003 and 2002 there was a $3,000 balance due and accrued interest in the amount of $319 and $12, respectively.

On July 23, 2002, the Company issued a promissory note payable to a shareholder in the amount of $5,000, plus interest at a rate of 8% per annum.  The note was due on July 24, 2003.  At June 30, 2003 there was a $5,000 balance due and accrued interest in the amount of $375.

Agreements

The Company has several consulting agreements with shareholders and officers for management, marketing and technical services.  Consulting fees for the three and nine months ended June 30, 2003 were $59,055 and $210,756, respectively and for the three and nine months ended June 30, 2002 were $92,000 and $221,478, respectively.  Consulting fees for the period October 27, 1997 (inception) to June 30, 2003 were $833,255.

Note 7 – Cancellation of Consulting Agreement

On January 28, 2002 the Company entered into an agreement with a consultant to assist the Company developing market demand for composite technologies.  According to the terms of the agreement, the Company agreed to pay the consultant $10,000 per month, payable in installments of $5,000 per month, with any unpaid balance due upon specific performance defined in the agreement.

On June 30, 2002 the agreement was cancelled, and the unpaid balance due in the amount of $85,000 was cancelled and recognized as other income (expenses) in the statement of operations.

Note 8 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $103,279 and $790,851 for the three and nine months ended June 30, 2003, respectively and losses of $5,002,673 accumulated from October 20, 1997 (Inception) to June 30, 2003. In addition the Company’s current liabilities exceed current assets by $842,085 at June 30, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently seeking additional capital to allow it to begin its planned operations.  Management believes the Company’s sales and marketing efforts will partially reduce the negative impact of accumulated losses.    In addition, the Company continues efforts to re-capitalize accounts payables into shareholders’ equity and negotiate reductions in other accounts payable.  The Company’s management believes these efforts will substantially reduce current liabilities.

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

CSI’s products for the area of new construction include the distribution of CFRP stay in place structural forms, design methodologies for the use of such forms, and data bases on performance.

Marketing and Sales

CSI has commenced operations in all four areas during 2002/2003. A summary of events follows:

Infrastructure Renewal – The Company completed a design/build project in Seoul, Korea in May, 2003. For this effort, which concerned a structural upgrade of a parking structure, CSI provided design/engineering services, CFRP material systems, application training, and quality control. Other projects in Korea are in the planning stage.

The Company continues to provide testing as part of our agreement with a large market international general contractor. We anticipate moving forward with additional business derived from this relationship once the testing has been completed.

Homeland Security - A Teaming Agreement has been executed with a large defense contractor to utilize the Company’s services in the areas of vulnerability assessment, threat reduction and the use of FRP composite technologies for blast and ballistic remediation in an anti-terrorism/force protection environment. On June 5, 2003 a contract with said defense contractor was signed for these services.

Seismic Retrofits - A Teaming Agreement was executed on June 30, 2003 with a large market national general contractor. This Agreement is focused on developing a synergistic relationship using the Company’s FRP composite design and engineering capabilities in conjunction with the general contractor’s build capabilities and market presence to pursue opportunities in the hospital, commercial, and military/federal marketplace.

A contract has been signed with a national health care group for the seismic retrofit of a hospital in California. Work on this project has commenced and is currently in the design/engineering phase.

A seismic retrofit was completed in 2003 on a residence (Ambassador Richard Sklar) in northern California. This project was design/build and included design, engineering, material system, and application.

A seismic retrofit is underway on a church in southern California. This is a historic structure; CSI’s FRP composite technology will preserve the original architecture. This project is currently in the design/engineering phase.

Subsequent to the close of the quarter ending June 30, 2003, CSI signed a contract (design/build) for the seismic retrofit of a commercial structure in San Diego, California. This project is currently in the design/engineering phase.

New Construction - New opportunities are being developed , on an international basis, with respect to the utilization of the Carbon Shell System (CSS) for building and transportation systems. In connection with this effort, a FRP composite bridge in Seoul, Korea is under consideration by a Korean customer. Under this effort, CSI would provide design/engineering services, material and component systems, construction training and supervision, and quality control.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in the notes to our financial statements included in our Annual Report on Form 10-KSB.  However, in response to the SEC’s Release No. FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” issued December 12, 2001, we have identified the policies we believe are most critical to an understanding of our financial statements. The most critical accounting policies are related to the following areas: revenue recognition, accounting for equity securities issued in exchange for services and in settlement of liabilities, intangible assets, and impairment of long-lived assets.  Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates.  There have been no material changes in our critical accounting policies that impacted our financial condition or results of operations as of and for the three and nine month periods ended June 30, 2003.

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

Results of Operations

The following is a discussion of the financial condition and results of operations for the quarter ended June 30, 2003.  This discussion should be read in conjunction with our consolidated financial statements and the notes related thereto.

Net Loss:  For the quarter ended June 30, 2003, the Company recorded a net loss of $103,279 ($0.01 per share), compared to a net loss of $245,094 ($0.01 per share) during the quarter ended June 30, 2002. The decreased loss, on a year over year comparison, is mainly due to an increase in revenues (see below) and other income.

Revenue:  The revenues and cost of sales for the quarter ended June 30, 2003 were $192,213 and $144,498, respectively; as compared to revenues of $5,382 and cost of sales of $4,552 for the quarter ended June 30, 2002. The increase in revenues reflects the Company’s successful sales and marketing efforts to acquire contracts as well as the commencement of work on such contracts. As a result, gross profits increased to $47,715 for the quarter ended June 30, 2003, as compared to gross profits of $830 for the quarter ended June 30, 2002.

Reduction of Liabilities and Recapitalization

A reduction in the Company’s liabilities occurred during the quarter ended June 30, 2003. This action reduced the total liabilities from $1,831,362 as of the quarter ended March 31, 2003 to $868,193 as of the quarter ended June 30, 2003. This compares to total liabilities of $1,410,211 as of the quarter ended June 30, 2002. This debt reduction was accomplished by a recapitalizing the Company with employee and director accountspayable and accrued wages to additional paid in capital. In total, during the quarter ended June 30, 2003 the Company recapitalized accounts payable and accrued wages in the amount of $1,028,366 (see note 2 to the Financial Statements). Additional recapitalization is under negotiation which may or may not occur in the future. These will consist of further recapitalization of accounts payable and accrued wages. In addition, negotiations with creditors are anticipated to result in the conversion of certain payables to equity.

As a result of the aforementioned reduction of liabilities, the total shareholders equity increased to $27,575 at June 30, 2003; this compared to a deficit of ($304,130) at June 30, 2002.

Liquidity and Capital Resources

The Company had total assets of $895,768 as of June 30, 2003, including intangible assets of $439,599 and goodwill of $418,956, as compared to the total assets of $1,106,081, including intangible assets of $602,697 and goodwill of $418,955 as of June 30, 2002.

Although the Company’s revenues have significantly increased during the quarter ending June 30, 2003 (see “Results of Operation” above), the Company has been operating with insufficient capital. As a consequence, it has not met all of its’ financial obligations. Previously, in an effort to remedy this situation, the Company has sold its common stock to generate additional capital. However, no such stock sale transactions occurred during the quarter ending June 30, 2003.

The Company’s cash position is anticipated to improve significantly as billings on new contracts (see “Marketing and Sales” above) are executed. Nevertheless, the Company is pursuing outside investment to augment increased revenue generation and the furtherance of key strategic relationships and teaming arrangements in the construction and military/federal markets.

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

Risks

Need for Additional Capital - The Company’s future is subject to substantial risks and uncertainties. The Company has operated at a loss for its entire history and there can be no assurance of ever achieving profitability. The Company had a net loss of $5,002,673 for the period October 20, 1997 (Inception) to June 30, 2003.  Current liabilities exceed current assets by $842,085.  Our future capital requirements will depend our ability to successfully market our composite materials technology.  Our recurring operating losses and growing working capital needs will require additional capital to support operations and there can be no assurance that working capital will become available, if at all.

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

Date: August 18, 2003

Composite Solutions, Inc.

	By:	/s/ Gilbert A. Hegemier
Gilbert A. Hegemier, Chairman

Pursuant to the requirements of the Securities Exchange Act, of 1934 this report has been signed below by the following person on behalf of the Company and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Gilbert A. Hegemier	Chairman of the Board	August 18, 2003
Gilbert A. Hegemier