Form 10KSB
period 2003-09-30
COMPOSITE SOLUTIONS INC
filed 2004-01-15
CIK 1061822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2003

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

Common Stock, $0.0001 Par Value

(Title of Class)

Check whether the issuer has (i) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (ii) been subject to such filing requirements for the past ninety (90) days.  Yes  ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Company’s revenues for the fiscal year ended September 30, 2003 were $426,021.

As of September 30, 2003, 21,670,555 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest sale price on the Nasdaq OTC Bulletin Board on September 30, 2002) held by non-affiliates (18,086,313 shares) was $3,074,673.

Transitional Small Business Disclosure Format (check one):                            Yes ☐                                      No ☒

Part I

Item 1.  Description of Business

General Overview

Composite Solutions, Inc. (CSI) is a development stage company licensing and distributing proprietary composite materials technology, engineering services, and special applications for use in the civil engineering and civil construction markets. CSI’s technology represents a revolutionary breakthrough for the construction industry. This technology uses the same type of composite materials found in the B-2 Bomber and other lightweight, high-strength/performance military hardware. These composite materials consist of advanced fiber reinforced polymers (FRPs). Examples include ultra high-strength carbon or aramid fibers in a thermoset (e.g., epoxy) matrix. Such fibers are 10-15 times stronger than construction steel and 5 times lighter. When used in concert with traditional building material systems, this marriage of new and conventional systems leads to a dramatic enhancement of the latter, and to superior structural performance with a minimization of cost.

CSI’s new technology material/composite systems fall into the following main categories: 1) Composite Overlays for structural retrofits and 2) the Carbon Shell System (CSS) for new construction and infrastructure renewal; and 3) Specialty Systems for force protection.

The Composite Overlay is a “structural skin” which may be continuous or segmented. The former is created by saturating fabric woven out of carbon, aramid (e.g., kevlar) or other aerospace-quality fiber with an epoxy-type resin. The latter takes the form of pre-manufactured FRP strips. The specific composition and application of these overlays is engineered by CSI to specific strength, stiffness, and ductility specifications based on the characteristics of the subject structure and use loads. The specified composite solution is then bonded (“wallpapered”) to a structural surface to provide significantly increased ductility and/or strength. The overlay technique has been found to be extremely effective for seismic retrofits, structural upgrades, structural repairs, and blast hardening. Typically only a few layers of a 1mm overlay are needed for such applications.

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

In new construction of infrastructure systems, the CSS can be used for oil, gas, and water pipelines. Advantages over conventional material in such applications include durability (no corrosion) and thermal stability (no thermal expansion). For infrastructure renewal, the CSS is employed as a structural liner for pipelines that have deteriorated due to age or environmental conditions. An example application is the repair of large diameter (2-4m), pre-stressed concrete cylindrical pipes (PCCPs) that carry high pressure, high flow water from its source to urban areas.

The Specialty Systems include FRP-based ballistic panels and other technologies for force protection.

The effectiveness and integrity of the Company’s composite overlay technologies and the CSS has been extensively validated by full-scale laboratory tests at The Charles Lee Powell Structural Research Laboratories (“Powell Laboratories”) located at The University of California, San Diego (“UCSD”). These tests included both reinforced and un-reinforced wall specimens that ranged from single-story walls to a full-scale five-story building as well as columns ranging from single columns to full-scale bridge bents.  The Powell Laboratories are one of the few such facilities in the world with the capability to execute full-scale tests and have performed extensive tests relating to the retrofit, and upgrading of structural elements such as walls, columns and floor slabs.

For blast retrofits, the composite overlay technology has been validated in U.S. Government field tests. These tests range from structural components to a full-scale building.

Business Areas

CSI is marketing its new material systems and technologies in four primary areas. These are: 1) Force Protection/Homeland Security; 2) Seismic Retrofits and Structural Upgrades; 3) Infrastructure Renewal; and 4) New Construction.

The CSI technologies and product lines for the Force Protection/Homeland Security area include: 1) Carbon Fiber Reinforced Polymer (CFRP) and Aramid Fiber Reinforced Polymer (AFRP)- based blast retrofit methodologies, material systems, and data for civil, marine and aircraft structures; 2) CFRP-based Carbon Shell System (CSS) for blast hardening of new structures; 3) Window Catcher Systems for occupant protection against blast generated glass fragments; and 4) AFRP- based Composite Ballistic Systems for the mitigation of projectiles from firearms and debris from blast loads.

The CSI technologies and product lines for the Seismic Retrofits and Structural Upgrades include CFRP material systems, data bases, design methodologies, and design software for civil structures such as buildings and bridges.

CSI’s efforts in the area of Infrastructure Renewal are currently focused on the rehabilitation of water transmission lines in the form of large diameter pre-stressed concrete cylindrical pipes (PCCPs). The technologies and product lines here include CFRP- based structural liner designs and material systems, cost metrics and installation methodologies. The associated product lines include design methodologies, data bases, and distribution of CFRP forms.

CSI’s products for the area of New Construction include the distribution of CFRP stay-in-place structural forms, design methodologies for the use of such forms, and data bases on performance.

Marketing and Sales

CSI has commenced operations in all four areas during 2002/2003. A summary of events follows:

Structural Upgrades/Infrastructure Renewal - The Company completed a design/build project in Seoul, Korea in May, 2003. For this effort, which concerned a structural upgrade of a parking structure, CSI provided design/engineering services, CFRP material systems, application training, and quality control.

The Company completed a CFRP material sales contract to a customer in Seoul, Korea in September 2003.

The Company signed a CFRP material sales contract with a customer in Seoul, Korea subsequent to the current reporting period. This project, which was initiated in November 2003 and was completed on January 6, 2004, involves a large (12.5 miles) order of CFRP strips plus epoxy adhesives, to be used in the structural renewal/upgrade of a bridge viaduct in Seoul. The project includes testing of the material system for the application environment and conditions. The significant revenues from this effort will appear in the next Quarterly Report.

The Company continues to provide testing as part of an agreement with a large market international general contractor. We anticipate moving forward with additional business derived from this relationship once testing has been completed.

Force Protection/Homeland Security – A teaming agreement has been executed with a large defense contractor to utilize the Company’s services in the areas of vulnerability assessment, threat reduction and the use of FRP composite technologies for blast and ballistic remediation in an anti-terrorism/force protection environment. On June 5, 2003 an exclusive contract with said defense contractor was signed for these services. Commencement of work is awaiting Task Orders from a certain US government agency.

Seismic Retrofits – A Teaming Agreement was executed on June 30, 2003 with a large market national general contractor. This Agreement is focused on developing a synergistic relationship using the Company’s FRP composite design and engineering capabilities and market presence to pursue opportunities in the hospital, commercial, and military/federal marketplace.

A contract has been signed with a national health care group for the seismic retrofit of a hospital in California via the application of FRP composite overlays. Work on this project has commenced and is currently in the design/engineering/validation testing phase.

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

On August 4, 2003 CSI signed a contract (design/build) for the seismic retrofit of a commercial building in San Diego, California. This project included engineering services, CFRP material systems, and applications. Completion of this effort was subsequent (January, 2004) to the current reporting period.

New Construction – New opportunities are being developed, on an international basis, with respect to the utilization of the Carbon Shell System (CSS) for building and transportation systems. In connection with this effort, a FRP composite bridge in Seoul, Korea is under consideration by a Korean customer. Under this effort, CSI would provide design/engineering services, material and component systems, construction training and supervision, and quality control.

Item 2.  Description of Property

The Company offices are located at 3252 Holiday Court, Suite 206, La Jolla, CA 92037. The leased office space of approximately 1572 sq. ft. is within walking distance to UCSD. The lease obligation is for three years with monthly payments of approximately $4,165, subject to periodic adjustments for inflation.

Item 3.  Legal Proceedings

Neither the Company nor its subsidiary is the subject of any material pending legal proceeding.

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

Quarterly Common Stock Price Range (High Low)

Fiscal year ended September 30, 2002:
1st Quarter	$0.18	$0.15
2nd Quarter	$0.39	$0.27
3rd Quarter	$0.20	$0.11
4th Quarter	$0.12	$0.09

Fiscal year ended September 30, 2003:
1st Quarter	$0.23	$0.14
2nd Quarter	$0.22	$0.10
3rd Quarter	$0.16	$0.07
4th Quarter	$0.24	$0.08

As of September 30, 2003, there were 21,670,555 shares of Common Stock outstanding, and there were approximately 96 shareholders of the Company’s Common Stock.

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

Results of Operations

The following is a discussion of the financial condition and results of operations for the year ended September 30, 2003 and 2002.  This discussion should be read in conjunction with our consolidated financial statements and the notes related thereto.

Revenue- For the fiscal year ended September 30, 2003 the Company recorded revenues of $426,021, compared to revenues of $227,439 during the fiscal year ended September 30, 2002. This increase reflects the initiation of sales operations in two of our primary four market areas during the reporting fiscal year: 1) Seismic Retrofit/Structural Upgrades and 2) Infrastructure Renewal. This trend is expected to increase significantly during the new fiscal year.

Cost of Sales - The cost of sales for the fiscal year ended September 30, 2003 was $383,186; as compared to cost of sales of $339,228 for the fiscal year ended September 30, 2002.

Gross Profit: -The gross profit for the fiscal year ended September 30, 2003 was $42,835: as compared to a loss of ($111,789) for the fiscal year ended September 30, 2002. This is due to the increase in contract revenue and an improved profit margin.

Net Loss - For the fiscal year ended September 30, 2003, the Company recorded a net operating loss of $897,736 ($0.04 per share) from continuing operations, compared to a net loss of $1,166,742 ($0.07 per share) during the fiscal year ended September 30, 2002. It is noted that a significant portion of the accounts payable and accrued wages that contributed to this loss were “eliminated” via re-capitalization (see financial statements and “reduction of liabilities” below).

Reduction of Liabilities and Re-capitalization

A reduction in the Company’s liabilities occurred during the fiscal year ended September 30, 2003. This debt reduction was accomplished by re-capitalizing the Company with consultant and director accounts payable and employee accrued wages in the amount of $1,028,366. This action reduced the total liabilities from $1,592,590 as of the fiscal year ended September 30, 2002 to $900,538 as of the fiscal year ended September 30, 2003. Additional re-capitalization of accounts payable is under negotiation, which may or may not occur in the future. These will consist of further re-capitalization of accounts payable and accrued wages. In addition, negotiations with creditors are anticipated to result in the conversion of certain payables to equity.

As a result of the aforementioned reduction of liabilities, the total shareholders equity increased to $13,565 at September 30, 2003; this compared to a deficit of $639,669 at September 30, 2002.

Liquidity and Capital Resources

The Company had total assets of $914,103 as of September 30, 2003, including intangible assets of $427,684, and goodwill of $418,956, as compared to the total assets of $952,921, including intangible assets of $469,554 and goodwill of $418,956 as of September 30, 2002.

Although the Company’s revenues have significantly increased during the fiscal year ending September 30, 2003 (see “Results of Operation” above), the Company has been operating with insufficient capital. As a consequence, it has not met all of its financial obligations. In an effort to remedy this situation, the Company has sold its common stock to generate additional capital.

The Company’s cash position is anticipated to improve significantly as billings on new contracts (see “Marketing and Sales” above) are executed. Nevertheless, the Company is pursuing outside investment to augment increased revenue generation and the furtherance of key strategic relationships and teaming arrangements in the construction and military/federal markets.

Related Party Debt Obligations

The following payment obligations are due to related parties. These amounts are included in accounts payable as well as other current liabilities.

2003	Relation
Blanchard, Krasner & French	Stockholder	9,305
Gilbert Hegemier	Officer	53,750
Smaha & Daley	Stockholder	23,375
UC Regents-UCSD	Stockholder	85,253
Total Accounts Payable		171,683

Accrued Wages	Employee/Stockholders	141,730
Loan Interest - Officer	Officer	26,053
Loan P&I	Employee/Stockholder	43,409
Loan P&I	Stockholder	10,252
Total Current Liabilities		221,444

The accounts payable and current liabilities above are past due, however, these creditors have deferred payment without specific terms.

Management Team

Our management team will be greatly enhanced by the addition of a new President and CEO. This individual who will join CSI in January, is a highly experienced Senior Vice President at a large defense contracting firm. Details will be provided in the next quarterly report.

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

Risks

Need for Additional Capital - The Company’s future is subject to substantial risks and uncertainties. The Company has operated at a loss for its entire history and there can be no assurance of ever achieving profitability. The Company had a net loss of $5,109,558 for the period October 20, 1997 (Inception) to September 30, 2003.  Current liabilities exceed current assets by $843,795.  Our future capital requirements will depend our ability to successfully market our composite materials technology.  Our recurring operating losses and growing working capital needs will require additional capital to support operations and there can be no assurance that working capital will become available, if at all.

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

Item 7.  Financial Statements

See the Consolidated Financial Statements and related Report of Independent Certified Public Accountants included herewith as pages F-1 through F-29.

Item 8.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

None

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

The Directors and Executive Officers of the Company during the fiscal year ended September 30, 2003 were as follows:

Dr. Gilbert A. Hegemier, Chairman of the Board of Directors since June 1999.

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

Item 10.  Executive Compensation

The following table sets forth information concerning compensation of the former Chief Executive Officers of the Company and other Directors and Executive Officers who received total annual compensation in excess of $100,000 for the fiscal years ended September 30, 2003, 2002 and 2001: Please refer to the Management Discussion regarding the re-capitalization of consulting fees that were due to Dr. Gilbert Hegemier.

Name	Position	Fiscal Year	Salary ($)	Consulting Fee ($)
Dr.Gilbert A Hegemier	Chairman & Consultant	2003		53,750(accrued)
		2003		198,000(re-cap)
		2002		296,413(re-cap)
		2001		199,000(re-cap)

Dr. Michael Perlman	Former CEO, President, Director & Consultant	2001		30,000(accrued)

Mark Olson	Former COO, President, Director & Consultant	2001		34,800

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Currently, Dr. Gilbert A. Hegemier is the sole Director of the Company. He holds 3,584,242 shares of the Company’s Common Stock, which represents approximately 16% beneficial ownership of the Company.

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

In January 1999, the Company acquired certain intangible assets from Trans-Science Corporation (TSC), a company with common stockholders through July 7, 2000.  Also in January 1999, TSC sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company.

On February 24, 2000 the Company issued an unsecured promissory note to borrow up to $75,000 from Dr. Hegemier.  The note bears an interest rate of 7% per annum.  During the period July 20,2000 to November 21, 2000, Dr. Hegemier advanced the Company $31,996, which was repaid.

On January 8, 2001 the Company entered into a promissory note with Dr. Hegemier in the amount of $159,439 with an interest rate of 12% per annum.  As of September 30, 2003 and 2002, there was a principal balance of $0 and $13,856, respectively.

On April 20, 2001 the Company entered into a promissory note with Dr. Hegemier in the amount of $56,965 with an interest rate of 12% per annum. As of September 30, 2003 and 2002, there was a principal balance of $0 and $56,965 respectively.

On June 5, 2002 the Company entered into a promissory note with Dr. Hegemier in the amount of $26,584 with an interest rate of 12% per annum. As of September 30, 2003 and 2002, there was a principal balance of $0 and $26,400 respectively.

Item 13.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company, as amended(1)
3.2	Bylaws of the Company, as amended(1)
10.1	License Agreement with UCSD (Case No. SD96-103)(2)
10.2	License Agreement with UCSD (Case No. SD96-040)(2)
10.3	Share Exchange Agreement(3)
10.4	Share Exchange Agreement with and Acquisition of TSC(4)
10.5	Acquisition of Penultimo, Inc.(5)
10.6	Global Strategic Alliance Agreement with Prime (6)
31	Sarbanes-Oxley Section 302 Certification
32	Sarbanes-Oxley Section 906 Certification

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

Date: January 14, 2004

Composite Solutions, Inc.

	By:	/s/ Gilbert A. Hegemier
Gilbert A. Hegemier, Chairman

Pursuant to the requirements of the Securities Exchange Act, of 1934 this report has been signed below by the following person on behalf of the Company and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Gilbert A. Hegemier	Chairman of the Board	January 14, 2004
Gilbert A. Hegemier

PREDECESSOR AUDITOR

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders,
Composite Solutions, Inc.
f/k/a JS Business Works, Inc.
(A Development Stage Enterprise)
San Diego, California

We have audited the accompanying consolidated balance sheets of Composite Solutions, Inc., f/k/a JS Business Works, Inc., a development stage enterprise, as of September 30, 1999 and 1998 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has experienced losses since inception. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Durland & Company, CPAs, P.A.
Palm Beach, Florida
December 17, 1999

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Composite Solutions, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Composite Solutions, Inc. (a development stage company) and Subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The consolidated financial statements of Composite Solutions, Inc. and Subsidiaries as of September 30, 1999 and 1998, and for the period October 20, 1997 (inception) to September 30, 1999 were audited by other auditors whose report dated December 17, 1999, expressed an unqualified opinion on those statements.

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

In our opinion the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Composite Solutions, Inc. and Subsidiaries as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has experienced recurring losses since inception and negative cash flows which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PETERSON & CO., LLP

San Diego, California

January 15, 2004

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2003 and 2002

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

September 30, 2003 and 2002

	2003	2002
ASSETS
Current Assets
Cash	$49,495	$50,521
Costs in excess of billings	6,832	—
Prepaid expenses	416	182
Total current assets	56,743	50,703

Property, plant and equipment, net	649	3,637

Other assets
Deposits	10,071	10,071
Intangible assets, net	427,684	469,554
Goodwill	418,956	418,956
Total assets	$914,103	$952,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$266,775	$373,635
Billings in excess of costs	131,169	44,431
Line of credit	51,887	51,534
Employee and director payable	62,415	500,435
Related party payable	132,205	85,677
Note payable	—	80,500
Related party notes payable	46,376	149,782
Accrued expenses	181,817	300,996
Accrued losses on future contracts	3,013	—
Income taxes payable	24,881	5,600
Total Current liabilities	900,538	1,592,590

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 21,670,555 and 18,292,044 shares issued and outstanding at September 30, 2003 and 2002, respectively	2,166	1,829
Additional paid in capital	5,120,957	3,570,324
Accumulated deficit	(5,109,558)	(4,211,822)
Total stockholder’s equity	13,565	(639,669)
Total liabilities and stockholders’ equity	$914,103	$952,921

The accompanying notes are an integral part of these financial statements.

COMPOSITE SOLUTION, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operation

For the Years Ended September 30, 2003 and 2002

and For the Period October 20, 1997 (Inception) to September 30, 2003

	2003	2002	October 20, 1997 (Inception) to September 30, 2003

Revenues
Contract revenue	365,082	$186,589	$633,766
Materials	60,939	40,850	101,789
Total revenue	426,021	227,439	735,555

Cost of sales
Salaries and consulting fees	266,004	201,482	514,173
Consulting fees - related party	42,940	109,500	152,440
Materials	74,242	28,246	102,488
Cost of sales	383,186	339,228	769,101

Gross profit	42,835	(111,789)	(33,546)

Expenses
Consulting fees	299,915	72,601	640,939
Consulting fees - related party	264,650	227,302	1,027,431
Depreciation and amortization	50,803	54,803	378,130
General and administrative expenses	193,113	140,725	1,094,180
Organizational expenses	—	—	514
Professional fees - other	65,643	91,823	410,549
Professional fees - related party	10,015	—	10,015
Salaries	69,680	322,892	1,294,709
Provision for future contract losses	3,013	—	3,013
Impairment loss	—	92,476	237,248

Total expenses	956,832	1,002,622	5,096,728

Loss from operations	(913,997)	(1,114,411)	(5,130,274)

Other income (expense)
Interest income	—	—	8,363
Interest income - forgiveness of debt	—	—	17,825
Other income	85,258	10,800	96,058
Gain on forgiveness of debt	—	—	8,261
Other expenses	(14,538)	(17,346)	(22,319)
Loss on disposal of assets	—	—	(190)
Interest expense	(32,778)	(42,785)	(146,747)
Loss on forgiveness of debt	—	—	(11,021)

Total other income (expense)	37,942	(49,331)	(49,770)

Loss before provision for income taxes	(876,055)	(1,163,742)	(5,180,044)

Provision for income taxes	21,681	3,000	34,809

Loss from continuing operations	(897,736)	(1,166,742)	(5,214,853)

Discontinued operations
Income from discontinued operations (including gain on sale of subsidiary in the amount of $177,755)	—	—	105,295

Net loss	$(897,736)	$(1,166,742)	$(5,109,558)

Loss per common share, basic and diluted
Net loss from continuing operations	$(0.04)	$(0.07)	$(0.32)
Income from discontinued operations	$—	$—	$0.01
Net loss	$(0.04)	$(0.07)	$(0.31)

Weighted average number of shares, basic and diluted	20,172,538	17,549,692	16,498,332

The accompanying notes are an integral part of these financial statements.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Paid in Capital	Stage	Equity

Balance, October 20, 1997 (inception)	—	$—	$—	$—	$—

Common stock issued in exchange for services	15,233,910	1,521	(2,120)	—	(599)
Common stock issued for cash	5,962,500	599	18,335	—	18,934

Net loss				(12,193)	(12,193)

Balance, September 30, 1998	21,196,410	2,120	16,215	(12,193)	6,142

Common stock contributed	(7,896,410)	(790)	790	—	—
Pre-acquisition income	—	—	—	47	47
Common stock issued in acquisition	1,000,000	100	47	(47)	100
Common stock issued for payment of note payable	200,000	20	999,980	—	1,000,000

Net loss				(574,850)	(574,850)

Balance, September 30, 1999	14,500,000	1,450	1,017,032	(587,043)	431,439

Common stock surrendered	(4,300,000)	(430)	430		—
Common stock issued for cash	668,333	67	759,933		760,000
Common stock issued in acquisitions	1,103,371	110	808,668		808,778
Common stock issued for finder’s fee	100,000	10	(10)		—
Common stock issued in exchange for services	300,000	30	173,970		174,000

Net loss				(1,090,715)	(1,090,715)

Balance, September 30, 2000	12,371,704	1,237	2,760,023	(1,677,758)	1,083,502

Common stock surrendered	(150,000)	(15)	(93,735)		(93,750)
Common stock issued for cash	725,000	73	244,927		245,000
Common stock issued in exchange for services	1,061,760	106	128,227		128,333
Common stock issued for finder’s fee	200,000	20	(20)		—

Net loss				(1,367,322)	(1,367,322)

Balance, September 30, 2001	14,208,464	1,421	3,039,422	(3,045,080)	(4,237)

Common stock issued for cash	2,339,047	234	227,266		227,500
Common stock issued for compensation	1,183,149	118	206,391		206,509
Common stock issued in exchange for services	514,034	51	91,568		91,619
Common stock issued for interest due	47,350	5	5,677		5,682

Net loss				(1,166,742)	(1,166,742)

Balance, September 30, 2002	18,292,044	1,829	3,570,324	(4,211,822)	(639,669)

Common stock issued for cash	2,404,696	240	365,060		365,300
Common stock issued to settle accounts payable	582,024	58	70,325		70,383
Common stock issued for services	400,000	40	58,960		59,000
Common stock issued through exercise of options	71,428	7	4,993		5,000
Common stock issued for interest due	90,363	9	14,412		14,421
Common stock issued for compensation	50,000	5	8,495		8,500
Common stock surrendered	(220,000)	(22)	22		—
Recapitalization of accounts payable and accrued wages			1,028,366		1,028,366

Net loss				(897,736)	(897,736)

Balance, September 30, 2003	21,670,555	$2,166	$5,120,957	$(5,109,558)	$13,565

The accompanying notes are an integral part of these financial statements.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flow

	2003	2002	October 20, 1997 (Inception) to September 30, 2003

Cash flows from operating activities
Net loss	$(897,736)	$(1,166,742)	$(5,109,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,803	54,803	374,103
Loss on disposal of assets	—	—	190
Common stock issued in exchange for services	59,000	91,619	361,180
Common stock issued for interest due	14,421	5,682	20,103
Common stock issued for compensation	8,500	206,509	309,516
Forgiveness of accounts payable	—	—	(3,400)
Pre-acquisition income	—	—	47
Loss from discontinued operations	—	—	93,267
Gain on disposal of subsidiary	—	—	(177,755)
Impairment loss	—	92,476	237,248
Provision for future contract losses	3,013	—	3,013
(Increase) decrease in operating assets
Accounts receivable	—	—	17,493
Related party receivable	—	—	(22,021)
Costs in excess of billings	(6,832)	—	(6,832)
Inventory	—	—	(2,055)
Prepaid expenses and other assets	(234)	616	(216)
Employee advances	—	271	—
Deposit	—	3,122	(10,375)
Increase (decrease) in operating liabilities
Accounts payable	206,234	116,858	1,268,874
Employee and director payable	255,393	294,557	255,393
Billings in excess of costs	86,738	44,431	131,169
Related party payable	46,528	72,372	46,528
Accrued expenses	(26,936)	129,092	263,787
Income taxes payable	19,281	2,400	28,833
Net cash used in operating activities	(181,827)	(51,934)	(1,921,468)

Cash flows from investing activities
Purchase of property, plant and equipment	—	—	(29,660)
Acquisition of intangible assets	(5,946)	(21,724)	(631,804)
Loans made to related party	—	—	(10,000)
Repayments of loans to related party	—	—	10,000
Acquisition of subsidiary	—	—	(500,000)
Cash of discontinued operations	—	—	(19,999)
Cash of acquired subsidiaries	—	—	17,261
Net cash used in investing activities	(5,946)	(21,724)	(1,164,202)

Cash flows from financing activities
Increase (decrease) in line of credit	353	138	1,153
Proceeds from notes payable	—	—	1,064,500
Payment of notes payable	(80,500)		(80,500)
Proceeds from note payable to related parties	2,016	37,900	284,181
Payments on note payable to related parties	(100,422)	(145,563)	(247,669)
Proceeds from convertible debenture	—	—	500,000
Proceeds from issuance of common stock, net	365,300	227,500	1,613,500
Net cash provided by financing activities	186,747	119,975	3,135,165

Net increase (decrease) in cash	(1,026)	46,317	49,495
Cash, beginning of period	50,521	4,204	—
Cash, end of period	$49,495	$50,521	$49,495

Supplementary disclosures
Interest paid	$23,734	$180	$26,085
Income taxes paid	$2,400	$600	$10,728

Non-cash financing and investing activities
Note payable paid through issuance of common stock	$—	$—	$1,000,000
Note payable paid through exercise of option	$5,000		$5,000
Investment in subsidiary	$—	$—	$796,732
Interest on note payable	$—	$—	$17,825
Forgiveness of interest on note payable	$—	$—	$(17,825)
Inter-company receivable released in sale of subsidiary	$—	$—	$22,021
Common stock acquired in sale of subsidiary	$—	$—	$(93,750)
8% debenture released in sale of subsidiary	$—	$—	$(500,000)
Note payable released in sale of subsidiary	$—	$—	$(64,500)
Accrued interest released in sale of subsidiary	$—	$—	$(28,867)
Common stock issued to settle accounts payable	$—	$—	$70,383
Recapitalization of accounts payable and accrued wages	$(1,028,366)	$—	$(1,028,366)

The accompanying notes are an integral part of these financial statements.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Composite Solutions, Inc. (the “Company”), was incorporated in the state of Florida on October 20, 1997.  The Company has two wholly owned subsidiaries: Composite Solutions, Inc., incorporated in the state of Nevada on December 8, 1998 and Trans-Science Corporation, incorporated in the state of California on September 15, 1980.  A third wholly owned subsidiary, Penultimo, Inc. dba Anchor Reinforcements, incorporated in the state of California on January 13, 1992, was sold on March 31, 2001.   Composite Solutions, Inc. and subsidiaries were organized to develop, manufacture and market high technology products and processes in key areas of existing and new construction.

The Company is in the development stage and its efforts through September 30, 2003 have been principally devoted to raising additional capital and recruiting potential key personnel.  There is no assurance that any benefit will result from such activities.  The Company will continue to incur expenses and losses as it pursues its development efforts.

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

Revenue Recognition

Revenues derived from contracts are accounted for on the percentage-of-completion method of accounting.  Revenue is recognized based on a ratio of the actual cost of work performed to a current estimate of the total cost to complete a contract.

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

Revenue from the sale of materials is recognized when shipped.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” This statement requires an asset and liability approach to account for income taxes.  The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial and income tax purposes.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximates their fair value.

Accounts receivable and accounts payable:  The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximates the fair value, of those assets and liabilities.

Short-term and long-term obligations:  The carrying amounts of the line of credit and short-term notes payable approximates the fair value of those obligations.

Accrued interest receivable and accrued expenses: The carrying amounts of accrued interest and accrued expenses approximate their fair value.

Stock-Based Compensation

In accordance with the provisions of SFAS 123, the Company follows the intrinsic value based method of accounting as prescribed by APB 25, Accounting for Stock Issued to Employees, for its stock-based compensation.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 did not have a significant impact to the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after July 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial position and results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the September 30, 2003 presentation.  These changes had no impact on previously reported consolidated results of operations or stockholders’ equity.

NOTE 2 – ACQUISITIONS

On June 23, 2000 the Company entered into a Share Exchange Agreement with Trans-Science Corporation, a California corporation and a company with a common stockholder.  On July 7, 2000 the Company completed its acquisition.  The acquisition, recorded under the purchase method of accounting, included the purchase of all of the outstanding shares of common stock of Trans-Science Corporation in exchange for 953,371 shares of the Company’s common stock at $0.75 per share which resulted in a purchase price of $715,028. The liabilities assumed exceeded the historical cost of the assets acquired and the total purchase price was recorded as goodwill.

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

NOTE 3 – DISCONTINUED OPERATIONS

On March 31, 2001 the Company entered into an Agreement to transfer all of the outstanding shares of Penultimo, Inc. to an individual in exchange for 150,000 shares of the Company’s common stock originally valued at $93,750, the release of certain inter-company receivables in the amount of $22,021, an 8% convertible debenture note in the amount of $500,000 plus accrued interest of $28,199, and notes payable in the amount of $64,500, plus accrued interest of $4,441.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30, 2003 and 2002:

	2003	2002

Leasehold improvements	$1,407	$1,407
Office furniture and equipment	181,311	181,311
Software	13,983	13,983
	196,701	196,701
Accumulated depreciation	(196,052)	(193,064)

Property and equipment, net	$649	$3,637

Depreciation expense for the years ended September 30, 2003 and 2002 was $2,987 and $7,918, respectively.

NOTE 5 - INTANGIBLE ASSETS

Goodwill

On July 7, 2000 the Company acquired 100% of the outstanding shares of common stock of Trans-Science Corporation, a company with common shareholders through July 7, 2000.  The Company recorded goodwill in the amount of $751,636 representing the excess of the cost  to acquire Trans-Science Corporation over the historical cost of the net assets acquired.  The goodwill was being amortized over a period of five years.  During the year ended September 30, 2001 the Company recognized a $144,772 impairment loss because circumstances indicated the carrying amount of this goodwill may not be recovered, based upon an estimate of future cash flows.  At September 30, 2003 and 2002 goodwill had accumulated amortization of $187,908.  Amortization expense for the period October 20, 1997 (inception) to September 30, 2003 was $187,908.  On October 1, 2001, the Company adopted SFAS No. 142 and since adoption, goodwill is no longer amortized.  At September 30, 2003 and 2002 this goodwill has a net value of $418,956.

Other Intangible Assets

On April 20, 1999 the Company entered into a license agreement with the Regents of the University of California San Diego (UCSD) for a license under patent rights to make, use, sell, offer for sale, import licensed products, practice licensed methods, and to use certain technology. The agreement terminates on the later of the expiration date of the longest-lived patent rights or the twenty-first anniversary of effective date.  A license fee of $40,000 was paid upon execution of the agreement.  The Company also paid for one half of all past and future patent costs.  The Company does not expect any future cash flow to be generated and has canceled this license agreement.  At September 30, 2002, patent rights were impaired and a loss was recognized in the amount of $78,497.  The license was being amortized over 17 years and at September 30, 2003 and 2002 this license has a net value of $0.

On August 4, 1999 the Company entered into a second license agreement with UCSD for a license under patent rights to make, use, sell, offer for sale, import licensed products, to practice licensed methods, and to use certain technology. The agreement terminates on the later of the expiration date of the longest-lived patent rights or the twenty-first anniversary of the effective date. A license fee in the amount of $5,000 was paid upon execution of the agreement.  In addition, the Company is obligated to pay for one-half of all past and future patent costs.  Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of the licensed products or a minimum royalty up to $50,000.  The license expires in April 2019 and is being amortized over 20 years.  At September 30, 2003 and 2002 this license has a net value of $91,684 and $91,554, respectively.  Amortization expense for the years ended September 30, 2003 and 2002 and for the period October 20, 1997 (inception) to September 30, 2003 was $5,816, $4,885, and $21,829, respectively.

At September 30, 2003 and 2002 patent and royalty costs payable on the license agreements was $82,090 and $110,108, respectively

In January 1999 the Company acquired certain assets from Trans-Science Corporation. Fire test data concerning overlay systems in the form of technical reports prepared by an independent laboratory in New York performed prior to the Company’s inception was purchased for cash in the amount of $13,979 from Trans-Science Corporation at its cost.  The Company does not expect any future cash flow to be generated from this intangible asset.  At September 30, 2002 these assets were impaired and a loss was recognized in the amount of $13,979.

In January 1999 Trans-Science Corporation sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company for cash in the amount of $330,000.   This purchase price is an amount significantly less than the cost incurred by Trans-Science Corporation.  In addition, during the year ended September 30, 1999, the Company paid Trans-Science Corporation $90,000 for upgrade services on this software.  The Software was placed in service during the year ended September 30, 2002 and is being amortized over a period of ten years.  Amortization expense for the years ended September 30, 2003 and 2002 was $42,000 and $42,000, respectively.

At September 30, 2003 and 2002 the gross carrying amount and accumulated amortization for acquired intangible assets is as follows:

September 30, 2003	Gross Carrying Amount	Accumulated Amortization

License agreements	$110,828	$19,144
Earthquake retrofit design software	420,000	84,000
	$530,828	$103,144

September 30, 2002	Gross Carrying Amount	Accumulated Amortization

License agreements	$104,882	$13,328
Earthquake retrofit design software	420,000	42,000
	$524,882	$55,328

Amortization expense was $47,816 and $46,885 for the years ended September 30, 2003 and 2002, respectively.  The aggregate amortization expense over the next five succeeding years is estimated as follows:

Year Ending September 30,

2004	$47,660
2005	47,660
2006	47,660
2007	47,660
2008	47,660

NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized the issuance of ten million (10,000,000) shares of preferred stock, having one hundredth of a cent ($.0001) par value per share.  The Board of Directors of the Company has discretion to determine the rights, preferences and privileges of this preferred stock.  There are no shares of preferred stock issued and outstanding at September 30, 2003 and 2002, respectively.

Common Stock

The Company has authorized fifty million (50,000,000) shares of common stock, having one hundredth of a cent ($0.0001) par value per share.

On October 21, 1997 the Company issued 1,601,000 shares to its President for the value of services rendered in connection with the organization of the Company and in April 1998 the Company issued 49,500 shares to its then Executive Vice President for the net value of services rendered valued at $(599).  Also in April 1998 the Company issued 646,000 shares of common stock for cash, net of offering costs in the amount of $18,934.  On June 25, 1999 the Company completed a 9.229876 shares for 1 share forward split.  Retroactive effect to this split has been given in the accompanying financial statements.

On June 25, 1999 the Company received 7,896,410 shares contributed back to the Company. On June 30, 1999 the Company issued 1,000,000 shares to acquire 100% of the issued and outstanding common stock of Composite Solutions, Inc., a Nevada corporation.  On June 30, 1999 the Company issued 200,000 shares in settlement of a note payable with a principal balance of $1,000,000.

In December 1999, a trustee stockholder surrendered 4,300,000 shares, which have been canceled.  During the period December 1999 to June 2000 the Company issued 668,333 shares of common stock under a private placement in exchange for $760,000 in cash, net of offering costs.  On July 7, 2000 the Company issued 953,371 shares of common stock valued at $715,028 in exchange for 100% of the outstanding shares of common stock of Trans-Science Corporation.  On August 31, 2000 the Company issued 150,000 shares of common stock valued at $93,750 plus $500,000 in cash in exchange for 100% of the outstanding shares of common stock of Penultimo, Inc. dba Anchor Reinforcements.  On September 15, 2000 the Company issued 100,000 shares of common stock as finder’s fees.  On September 28, 2000 the Company issued 300,000 shares of common stock valued at quoted market $174,000 in exchange for services.

During the period October 2000 through December 2000 the Company issued 725,000 shares of common stock valued at $245,000 in private placement.  On March 31, 2001, a stockholder surrendered 150,000 shares of common stock valued at $93,750.  Also on March 31, 2001, the Company issued 200,000 shares of common stock as finder’s fees.  During the year ended September 30, 2001, the Company issued 1,061,760 shares of common stock valued at $128,333 in exchange for services.

During year ended September 30, 2002, the Company issued 514,034 shares of common stock valued at $91,619 in exchange for services, 1,183,149 shares of common stock for compensation valued at $206,509, 47,350 shares of common stock valued at $5,682 for interest due, and 2,339,047 shares of common stock for cash and subscriptions paid in the amount of $227,500.

During the year ended September 30, 2003, the Company issued 582,024 shares of common stock valued at $70,383 in exchange for accounts payable, 400,000 shares of common stock valued at $59,000 for services, 90,363 shares of common stock valued at $14,421 for accrued interest, 50,000 shares of common stock valued at $8,500 as compensation, 71,428 shares of common stock through the exercise of options in the amount of $5,000 exchanged for the repayment of a loan, and 2,404,696 shares of common stock for cash, net of offering costs in the amount of $365,300.  The Company received 220,000 shares of common stock contributed back to the Company, which have been canceled.  There are 21,670,555 and 18,292,044 shares of common stock issued and outstanding at September 30, 2003 and 2002, respectively.

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

A summary of stock option activity for all plans follows:

Outstanding Options	Shares Available for Grant	Options Outstanding	Exercise Price
Authorized	1,000,000
Granted	(391,428)	391,428	$0.40-$0.07
Exercised	71,428	(71,428)	$0.07
Canceled	120,000	(120,000)	$0.10
Balance, September 30, 2003	800,000	200,000	$0.10

At September 30, 2003 there were 200,000 exercisable options.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for the stock options awards granted at or above fair market value.  For the year ended September 30, 2003, the Company did not recognize any compensation expense.

Had compensation expense for the Company’s 2000 Stock Incentive Plan been determined based upon fair values at grant dates for awards under the plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and loss per share would have been increased to the proforma amounts indicated below.  Additional option awards are anticipated in future years.

	2003	2002
Net loss
As reported	$(897,736)	$(1,166,742)
Proforma	(901,004)	$(1,173,081)

Loss per share
As reported	$(0.04)	$(0.07)
Proforma	$(0.04)	$(0.07)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results:

	2003		2002

Dividend yield	0.00%		0.,00%
Risk free interest rate	2.99%		2.99%
Expected life	5.92	Yrs	5.92	Yrs
Expected volatility	16.21%		16.21%
Estimated fair value of options granted per share	$0.0354		$0.0354

NOTE 7 – LINE OF CREDIT

The Company has a business secured open line of credit with a bank in the amount of $50,000. The line of credit bears interest at the prime rate, as published in the Wall Street Journal, plus 2.5% (7.5% at September 30, 2003).  At September 30, 2003 and 2002 balances due were $51,887 and $51,534, respectively.

NOTE 8 - COMMITMENTS

The Company and subsidiary lease office space under a non-cancelable operating lease.  At September 30, 2003, there are future minimum payments under the lease of $37,491 which are due through June 30, 2004.

Rental expense was $48,505 and $44,352 for the years ended September 30, 2003 and 2002, respectively and was $298,988 for the period October 20, 1997 (inception) to September 30, 2003.

As noted in Note 5 - Other Intangible Assets, the Company entered into a second license agreement with UCSD on August 4, 1999 under patent rights to make, use, sell, offer for sale, import licensed products, to practice licensed methods, and to use certain technology.  Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of the licensed products or a minimum royalty.  For the years ending September 30, 2003 and 2002 and for the period October 20, 1997 (inception) to September 30, 2003 the company paid minimum royalty associated with this license of $30,000, $20,000, and $60,000, respectively.

Future minimum royalty payments are as follows:

Year Ending December 31,

2003	$40,000
2004	50,000
2005	50,000
2006	50,000
Total thereafter through 2018	600,000

NOTE 9 – EARNINGS PER SHARE

The computations of basic and diluted earnings per share from continuing operations for the years ended September 30, 2003 and 2002 and the period October 20, 1997 (inception) to September 30, 2003 were as follows:

	Year Ended September 30,		October 20, 1997 (Inception) to September 30, 2003
	2003	2002
Loss per common share, basic

Numerator
Net loss from continuing operations	$(897,736)	$(1,166,742)	$(5,214,853)
(Loss) income from discontinued operation	—	—	(72,460)
Gain on sale of subsidiary	—	—	177,755
Net loss	$(897,736)	$(1,166,742)	$(5,109,558)

Denominator
Weighted-average shares	20,172,538	17,549,692	16,498,332

For the years ended September 30, 2003 and 2002, and for the period October 20, 1997 (inception) to September 30, 2003 the weighted-average shares of common stock issuable under stock options of 264,579, 118,982, and 72,335, respectively were not included in the calculation of fully diluted earnings per share because their effects would have been antidilutive. Therefore, diluted earnings per share were the same as basic earnings per share at September 30, 2003 and 2002, and for the period October 20, 1997 (inception) to September 30, 2003.

NOTE 10 - INCOME TAXES

At September 30, 2003, the Company has a net operating loss carryforwards for tax purpose of approximately $2,200,000 which expires through the year 2023. The Internal Revenue Code contains provisions which may limit the loss carryforward available if significant changes in stockholder ownership of the Company occur.

The components of the provision for income taxes for the years ended September 30, 2003 and 2002 are as follows:

	2003	2002
Current
Federal	$12,921	$—
State	11,960	3,000
	24,881	3,000
Deferred
Federal	—	—
State	—	—
	—	—
Provision for income taxes	$24,881	$3,000

The components of the net deferred tax assets were as follows:

	September 30,
	2003	2002
Deferred tax assets
Start-up costs	$1,248,971	$1,248,971
Organization costs	398	398
Syndication costs	1,168	1,168
Penalties	6,257	29
Impairment loss	62,020	62,020
Accrued vacation/other accruals	2,742	4,845
Depreciation/amortization	—	9,691
Net operating loss	927,251	538,379
	2,248,807	1,865,501
Deferred tax liabilities State income taxes	152,734	126,188
	2,096,073	1,739,313
Less valuation allowance	(2,096,073)	(1,739,313)
Net deferred tax assets	$—	$—

NOTE 11 - RELATED PARTY TRANSACTIONS

Intangible Assets

In January 1999 the Company acquired certain intangible assets from Trans-Science Corporation, a company with common stockholders.  Also in January 1999, Trans-Science Corporation sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company for $330,000 in cash, an amount significantly less than the cost incurred by Trans-Science Corporation.  In addition, during the period ended September 30, 1999, the Company paid Trans-Science Corporation $90,000 for upgrade services on this software.

Stock-Based Compensation

During the years ended September 30, 2003 and 2002, the Company issued 50,000 and 1,183,149 shares of common stock with value of $8,500 and $206,509, respectively, to certain employees in exchange for compensation.

Notes Payable

On January 8, 2001, the Company entered into a promissory note with an officer in the amount of $159,439 and again with the same officer on April 20, 2001 and June 5, 2002 in the amount of $56,965 and 26,584, respectively. Terms required principal to be advanced in various amounts, accrue interest at 12%, and the principal and interest were to be paid nine months from the date of latest advance. As of September 30, 2003 and 2002, there was a principal balance outstanding in the amount of $0 and $97,221 and accrued interest in the amount of $26,053 and $28,032, respectively.

On April 23, 2001, the Company issued a promissory note payable to an employee in the amount of $41,945. The principal is to be advanced to the Company in various amounts.  As of September 30, 2003 and 2002, there was a principal balance outstanding in the amount of $33,376 and $33,376 and accrued interest in the amount of $10,033 and $4,442, respectively.  Principal and interest at 12% are to be paid nine months from the date of the latest advance.

On November 20, 2001, the Company entered into a Secured Promissory Note with Marathon Development Company, Inc. (Marathon) in the amount of $105,000, including $5,000 of interest at a rate of 10% per annum.  Marathon was a non-affiliated entity at that date.  The note is secured by the Company’s assets and is personally guaranteed by a director of the Company.  The note was due on February 20, 2002.  In addition, if not paid when due, the Company is to issue 10,000 shares of common stock per month to Marathon, until the note is paid.  Accordingly, the Company issued 97,350 shares of common stock valued at $14,182. At September 30, 2003 and 2002 there was a balance due in the amount of $0 and $80,500, respectively and accrued interest in the amount of $0 and $5,502, respectively

On January 17, 2002, the Company issued a promissory note payable to a stockholder in the amount of $10,000, plus interest at a rate of 10% per annum.  The accrued interest shall be paid in the Company’s common stock each quarter.  The note is due on January 17, 2003.  As of September 30, 2003 and 2002, principal in the amount of $10,000 and $10,000. respectively was outstanding.  As of September 30, 2003 the Company has accrued a liability to issue 2,520 shares of common stock valued at $252.

On June 17, 2002, the Company issued a promissory note payable to a stockholder in the amount of $3,000, plus interest at a rate of 10% per annum.  The note is due on July 17, 2002.  As of September 30, 2003 and 2002, there was a principal balance outstanding in the amount of $3,000 and $3,000 and accrued interest in the amount of $395 and $95, respectively.

On July 23, 2002, the Company issued a promissory note payable to a stockholder in the amount of $5,000, plus interest at a rate of 8% per annum.  The note is due on July 24, 2003. On August 26, 2003 the officer exercised an option in the agreement to purchase CSI common stock in lieu of a cash payment to settle $5,000 in principal and $433 in accrued interest due from the Company.  At September 30, 2003 and 2002 there was a principal balance outstanding in the amount of $0 and $5,000 and accrued interest in the amount of $0 and $76, respectively.

In fiscal year 2001 an officer of the Company loaned $1,185 interest free to Trans-Science Corporation to cover operating costs.  As of September 30, 2003 and 2002, there was a principal balance outstanding in the amount of $0 and $1,185, respectively.

Consulting Agreements

The Company has several consulting agreements with stockholders and officers for management, marketing and technical services which are applied between cost of goods sold and expenses as appropriate. Consulting fees for years ended September 30, 2003 and 2002 were $307,590 and $336,802, respectively.  The balance payable at September 30, 2003 and 2002 was $69,118 and 506,828, respectively

Representation and Advisory Agreement

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

On July 3, 2001 Michael Perlman, president and chief executive officer of Ace International Domaine was appointed president and chief executive officer of the Company.  Initial compensation for prior and continuing services in the amount of $30,000 will offset the $17,500 for the Ace International Domaine portion of the non-refundable engagement fee.

On November 30, 2001, Michael Perlman resigned from the Company.  The $30,000 balance for the initial compensation remains an unpaid liability of the Company at September 30, 2003.

NOTE 12 – CANCELLATION OF CONSULTING AGREEMENT

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

NOTE 13 – STRATEGIC ALLIANCE AGREEMENT

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

In December 2000, the Company received $250,000 representing a subscription for 625,000 shares of common stock.  On January 4, 2001 the Company issued 500,000 shares of common stock valued at $200,000.  On February 28, 2001 the agreement was terminated by Prime. On September 30, 2003 the Company issued the remaining 125,000 shares of common stock valued at $50,000.

NOTE 14 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $897,736 and $1,166,742 for the years ended September 30, 2003 and 2002, respectively and losses of $5,109,558 accumulated from October 20, 1997 (inception) to September 30, 2003. In addition the Company’s current liabilities exceed current assets by $843,795 at September 30, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently seeking additional capital to allow it to begin its planned operations.  Management believes the Company’s sales and marketing efforts will partially reduce the negative impact of accumulated losses.    In addition, the Company continues its efforts to re-capitalize accounts payable into stockholders’ equity and negotiate reductions in other accounts payable.  The Company’s management believes these efforts will substantially reduce current liabilities.

NOTE 15 - SUBSEQUENT EVENTS

In November 2003 the Company converted their existing line of credit comprised of outstanding principal and accrued interest of $49,752 and $450, respectively into a fully amortizing term loan.  The maturity date of the loan is November 10, 2005 and requires monthly payments of principal and interest (8.5% per annum).

In January 2004 the Company hired a new President and Chief Executive Officer and issued 1,000,000 shares of common stock valued at $220,000 for compensation.

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2003		September 30, 2002
	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$49,495	$49,495	$50,521	$50,521
Accounts payable	266,775	266,775	373,635	373,635
Related party accounts payable	194,620	194,620	551,969	551,969
Line of credit	51,887	51,887	51,534	51,534
Related party notes payable	46,376	46,376	149,782	149,782
Accrued expenses	181,817	181,817	300,996	300,996