Form 10QSB
period 2003-12-31
COMPOSITE SOLUTIONS INC
filed 2004-02-12
CIK 1061822

SECURITIES & EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days.  Yes  ☒   No  ☐

As of December 31, 2003, 21,670,555 shares of Common Stock were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated financial statements contain information regarding the Company’s balance sheets, operating results, stockholders’ equity, and cash flows for the quarters ended December 31, 2003 and 2002, and the period October 20, 1997 (inception) to December 31, 2003.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2003	September 30, 2003
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$190,365	$49,495
Accounts receivable, net of allowance for doubtful accounts of $0	274,605	—
Costs in excess of billings	1,963	6,832
Prepaid expenses	1,786	416
Total current assets	468,719	56,743

Property, and equipment, net	—	649

Other assets
Deposits	10,025	10,071
Intangible assets, net	420,931	427,684
Goodwill	418,956	418,956
Total assets	$1,318,631	$914,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$269,305	$266,775
Billings in excess of costs	324,561	131,169
Line of credit	—	51,887
Employee and director payable	80,592	62,415
Related party payable	284,016	132,205
Current portion of long-term debt	23,992	—
Related party notes payable	46,376	46,376
Accrued expenses	153,884	181,817
Accrued losses on future contracts	3,013	3,013
Income taxes payable	19,985	24,881
Total current liabilities	1,205,724	900,538

Long term debt
Note payable, less current portion	23,754	—
Total liabilities	1,229,478	900,538

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 21,670,555 shares issued and outstanding	2,166	2,166
Additional paid in capital	5,120,957	5,120,957
Accumulated deficit	(5,033,970)	(5,109,558)
Total stockholders’ equity	89,153	13,565
Total liabilities and stockholders’ equity	$1,318,631	$914,103

See accompanying notes.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		October 20, 1997 (Inception) to December 31,
	2003	2002	2003

Contract revenue	$687,170	$66,908	$1,422,725

Cost of sales
Salaries and consulting fees	15,600	37,677	472,575
Consulting fees - related party	52,165	—	261,803
Materials	304,022	327	329,723
Materials - related party	166,447	—	243,234
Cost of sales	538,234	38,004	1,307,335

Gross profit	148,936	28,904	115,390

Expenses
Consulting fees	—	85,107	628,354
Consulting fees - related party	16,250	80,800	1,056,266
Depreciation and amortization	12,631	13,196	390,761
General and administrative expenses	27,110	34,733	1,121,290
Organizational expenses	—	—	514
Professional fees - other	1,001	3,035	411,550
Professional fees - related party	381	3,073	10,396
Salaries	10,920	10,920	1,305,629
Provision for future contract losses	—	—	3,013
Impairment loss	—	—	237,248

Total expenses	68,293	230,864	5,165,021

Income (loss) from operations	80,643	(201,960)	(5,049,631)

Other income (expense)
Interest income	—	—	8,363
Interest income - forgiveness of debt	—	—	17,825
Other Income	—	—	96,058
Gain on forgiveness of debt	—	—	8,261
Other expenses	(1,133)	(569)	(23,452)
Loss on disposal of assets	—	—	(190)
Interest expense	(2,122)	(11,563)	(148,869)
Loss on forgiveness of debt	—	—	(11,021)

Total other income (expense)	(3,255)	(12,132)	(53,025)

Income (loss) before provision for income taxes	77,388	(214,092)	(5,102,656)

Provision for income taxes	1,800	—	36,609

Income (loss) from continuting operations	75,588	(214,092)	(5,139,265)

Discontinued operations
Income from discontinued operations (including gain on sale of subsidiary in the amount of $177,755)	—	—	105,295

Net income (loss)	$75,588	$(214,092)	$(5,033,970)

Income (loss) per common share basic
Net income (loss) from continuing operations	$0.00	$(0.01)	$(0.31)
Income from discontinued operations	$—	$—	$0.01
Income (loss) per share basic	$0.00	$(0.01)	$(0.30)

Weighted average number of shares basic	21,670,555	18,805,912	16,708,603

Income (loss) per common share diluted
Net income (loss) from continuing operations	$0.00	$(0.01)	$(0.31)
Income from discontinued operations	$—	$—	$0.01
Income (loss) per share basic	$0.00	$(0.01)	$(0.30)

Weighted average number of shares diluted	21,870,555	18,805,912	16,708,603

See accompanying notes.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders’
	Shares	Amount	Paid in Capital	Stage	Equity

Balance, October 20, 1997 (inception)	—	$—	$—	$—	$—

Common stock issued in exchange for services	15,233,910	1,521	(2,120)	—	(599)
Common stock issued for cash	5,962,500	599	18,335	—	18,934

Net loss				(12,193)	(12,193)

Balance, September 30, 1998	21,196,410	2,120	16,215	(12,193)	6,142

Common stock contributed	(7,896,410)	(790)	790	—	—
Pre-acquisition income	—	—	—	47	47
Common stock issued in acquisition	1,000,000	100	47	(47)	100
Common stock issued for payment of note payable	200,000	20	999,980	—	1,000,000

Net loss				(574,850)	(574,850)

Balance, September 30, 1999	14,500,000	1,450	1,017,032	(587,043)	431,439

Common stock surrendered	(4,300,000)	(430)	430		—
Common stock issued for cash	668,333	67	759,933		760,000
Common stock issued in acquisitions	1,103,371	110	808,668		808,778
Common stock issued for finder’s fee	100,000	10	(10)		—
Common stock issued in exchange for services	300,000	30	173,970		174,000

Net loss				(1,090,715)	(1,090,715)

Balance, September 30, 2000	12,371,704	1,237	2,760,023	(1,677,758)	1,083,502

Common stock surrendered	(150,000)	(15)	(93,735)		(93,750)
Common stock issued for cash	725,000	73	244,927		245,000
Common stock issued in exchange for services	1,061,760	106	128,227		128,333
Common stock issued for finder’s fee	200,000	20	(20)		—

Net loss				(1,367,322)	(1,367,322)

Balance, September 30, 2001	14,208,464	1,421	3,039,422	(3,045,080)	(4,237)

Common stock issued for cash	2,339,047	234	227,266		227,500
Common stock issued for compensation	1,183,149	118	206,391		206,509
Common stock issued in exchange for services	514,034	51	91,568		91,619
Common stock issued for interest due	47,350	5	5,677		5,682

Net loss				(1,166,742)	(1,166,742)

Balance, September 30, 2002	18,292,044	1,829	3,570,324	(4,211,822)	(639,669)

Common stock issued for cash	2,404,696	240	365,060		365,300
Common stock issued to settle accounts payable	582,024	58	70,325		70,383
Common stock issued for services	400,000	40	58,960		59,000
Common stock issued through exercise of options	71,428	7	4,993		5,000
Common stock issued for interest due	90,363	9	14,412		14,421
Common stock issued for compensation	50,000	5	8,495		8,500
Common stock surrendered	(220,000)	(22)	22		—
Recapitalization of accounts payable and accrued wages			1,028,366		1,028,366

Net loss				(897,736)	(897,736)

Balance, September 30, 2003	21,670,555	2,166	5,120,957	(5,109,558)	13,565

Net income				75,588	75,588

Balance, December 31, 2003	21,670,555	$2,166	$5,120,957	$(5,033,970)	$89,153

See accompanying notes.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			October 20, 1997
			(Inception)
	Three Months Ended		to
	December 31,		December 31,
	2003	2002	2003

Cash flows from operating activities
Net income (loss)	$75,588	$(214,092)	$(5,033,970)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,631	13,196	390,761
Loss on disposal of assets	—	—	190
Common stock issued in exchange for services	—	—	361,180
Common stock issued for interest due	—	—	20,103
Common stock issued for compensation	—	—	309,516
Forgiveness of accounts payable	—	—	(3,400)
Pre-acquisition income	—	—	47
Loss from discontinued operations	—	—	93,267
Gain on disposal of subsidiary	—	—	(177,755)
Impairment loss	—	—	237,248
Provision for future contract losses	—	—	3,013
(Increase) decrease in operating assets
Accounts receivable	(274,605)	(25,000)	(257,112)
Related party receivable	—	—	(22,021)
Costs in excess of billings	4,869	—	(1,963)
Inventory	—	—	(2,055)
Prepaid expenses and other assets	(1,370)	(31,588)	(1,586)
Employee advances	—	—	—
Deposit	46	—	(10,329)
Increase (decrease) in operating liabilities
Accounts payable	2,530	8,364	1,271,404
Employee and director payable	18,177	—	273,570
Billings in excess of costs	193,392	65,241	324,561
Related party payable	151,811	—	198,339
Accrued expenses	(28,914)	159,783	234,873
Income taxes payable	(4,896)	—	23,937
Net cash provided by (used in) operating activities	149,259	(24,096)	(1,768,182)

Cash flows from investing activities
Purchase of property, plant and equipment	—	—	(29,660)
Acquisition of intangible assets	(5,229)	(2,276)	(633,006)
Loans made to related party	—	—	(10,000)
Repayments of loans to related party	—	—	10,000
Acquisition of subsidiary	—	—	(500,000)
Cash of discontinued operations	—	—	(19,999)
Cash of acquired subsidiaries	—	—	17,261
Net cash used in investing activities	(5,229)	(2,276)	(1,165,404)

Cash flows from financing activities
Increase (decrease) in line of credit	(1,153)	—	—
Proceeds from notes payable	—	—	1,064,500
Payment of notes payable	(2,007)	—	(82,507)
Proceeds from notes payable to related parties	—	184	284,181
Payments of notes payable to related parties	—	(41,050)	(247,669)
Proceeds from convertible debenture	—	—	500,000
Proceeds from issuance of common stock, net	—	70,300	1,613,500
Net cash (used in) provided by financing activities	(3,160)	29,434	3,132,005

Net increase in cash	140,870	3,062	190,365
Cash, beginning of period	49,495	50,521	—
Cash, end of period	$190,365	$53,583	$190,365

Supplementary disclosures
Interest paid	$1,052	$—	$27,137
Income taxes paid	$6,696	$—	$17,424

Non-cash financing and investing activities
Note payable paid through issuance of common stock	$—	$—	$1,000,000
Note payable paid through exercise of option	$—		$5,000
Investment in subsidiary	$—	$—	$796,732
Interest on note payable	$—	$—	$17,825
Forgiveness of interest on note payable	$—	$—	$(17,825)
Inter-company receivable released in sale of subsidiary	$—	$—	$22,021
Common stock acquired in sale of subsidiary	$—	$—	$(93,750)
8% debenture released in sale of subsidiary	$—	$—	$(500,000)
Note payable released in sale of subsidiary	$—	$—	$(64,500)
Accrued interest released in sale of subsidiary	$—	$—	$(28,867)
Common stock issued to settle accounts payable	$—	$70,383	$70,383
Recapitalization of accounts payable and accrued wages	$—	$—	$(1,028,366)
Line of credit converted into note payable	$49,752	$—	$49,752

See accompanying notes.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Composite Solutions, Inc. (the “Company”), formerly JS Business Works, Inc., was incorporated in the state of Florida on October 20, 1997.  The Company has two wholly owned subsidiaries: Composite Solutions, Inc., incorporated in the state of Nevada on December 8, 1998 and Trans-Science Corporation, incorporated in the state of California on September 15, 1980.  A third wholly owned subsidiary, Penultimo, Inc. dba Anchor Reinforcements, incorporated in the state of California on January 13, 1992, was sold on March 31, 2001.  The Company is also a general partner in CSI Construction Services, an inactive majority owned partnership.  Composite Solutions, Inc. and subsidiaries were organized to develop, manufacture and market high technology products and processes in key areas of existing and new construction.

The Company is in the development stage and its efforts through December 31, 2003 have been principally devoted to raising additional capital and negotiating with potential key personnel and leasing facilities.  There is no assurance that any benefit will result from such activities.  The Company will continue to incur expenses and losses as it pursues its development efforts.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and according to regulatory requirements of Article 10 of Regulation S-X for form 10-QSB.  Accordingly, the unaudited financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States and should be read in conjunction with Form 10-KSB for the fiscal year ended September 30, 2003.

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

Revenues from the sale of materials are recognized when shipped and in the consolidated statements of operations for the period October 20, 1997 (inception) to December 31, 2003 are included in income from discontinued operations.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the December 31, 2003 presentation.  These changes had no impact on previously reported consolidated results of operations or stockholders’ equity.

NOTE 2 – NOTE PAYABLE

In November 2003 the Company converted their existing line of credit in the amount of $49,752 into an installment loan.  The loan is payable in 24 monthly installments of $2,262 including interest (8.5% per annum).

Note 3 - Commitments

The Company and subsidiaries lease office space under a non-cancelable operating lease.  At December 31, 2003, there are future minimum payments under the lease of $24,994, which are due through June 30, 2004.

Rental expense was $12,496 and $12,016 for the three months ended December 31, 2003 and 2002, respectively and was $311,484 for the period October 27, 1997 (inception) to December 31, 2003.

NOTE 4 – EARNINGS PER SHARE

At December 31, 2003 and 2002 there were 0, 100,000 and 60,923 weighted average number of options to purchase shares of common stock not included in the calculation of diluted earnings per share for the three months then ended, and for the period October 20, 1997 (inception) to December 31, 2003, respectively.  The options were not included in diluted earnings per share because they would have been antidilutive.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party Payable, Consulting Fees, Materials, and Professional Fees

The Company has and expects to continue to have transactions, including advances and notes payable, with its officers, directors, stockholders, and their affiliates.

Notes Payable

On January 8, 2001, the Company entered into a promissory note with an officer in the amount of $159,439 and again with the same officer on April 20, 2001 and June 5, 2002 in the amount of $56,965 and $26,584, respectively.   Terms required principal to be advanced in various amounts, accrue interest at 12%, and the principal and interest were to be paid nine months from the date of latest advance. As of December 31, 2003 and September 30, 2003, there was no principal balance outstanding, however there was accrued interest due in the amount of $0 and $26,053, respectively.

On April 23, 2001, the Company issued a promissory note payable to an employee in the amount of $41,945. The principal is to be advanced to the Company in various amounts.  As of December 31, 2003 and September 30, 2003, there was a principal balance outstanding in the amount of $33,376 and accrued interest in the amount of $11,046 and $10,033, respectively.  Principal and interest at 12% are past due, payable nine months from the date of the latest advance.

On January 17, 2002, the Company issued a promissory note payable to a stockholder in the amount of $10,000, plus interest at a rate of 10% per annum.  The accrued interest shall be paid in the Company’s common stock each quarter.  The note was originally due on January 17, 2003 and has been extended to January 17, 2005 under the same terms.  As of December 31, 2003 and September 30, 2003, principal in the amount of $10,000 was outstanding.  As of December 31, 2003 the Company has accrued a liability to issue 5,040 shares of common stock valued at $504.

On June 17, 2002, the Company issued a promissory note payable to a stockholder in the amount of $3,000, plus interest at a rate of 10% per annum.  The note was due on July 17, 2002.  As of December 31, 2003 and September 30, 2003, there was a principal balance outstanding in the amount of $3,000 and accrued interest in the amount of $470 and $395, respectively.  The note is past due.

Agreements

The Company has several consulting agreements with stockholders and officers for management, marketing and technical services which are applied between cost of goods sold and expenses as appropriate. Consulting fees for the three months ended December 31, 2003 and 2002 were $68,415 and $80,800, respectively.  The balance payable at December 31, 2003 and September 30, 2003 was $91,195 and $69,118, respectively

NOTE 6 – CONCENTRATIONS OF CREDIT RISK

The Company maintains some of its cash in bank deposit accounts, which may be uninsured or exceed the federally insured limits. No losses have been experienced related to such accounts. The Company believes it places its cash with quality financial institutions and is not exposed to any significant concentrations of credit risk on cash.

For the three months ended December 31, 2003 and 2002, and for the period October 20, 1997 (inception) to December 31, 2003, one customer located in Korea accounted for approximately 100%, 0% and 48% of consolidated sales, respectively.  At December 31, 2003, this customer accounted for substantially all of the Company’s accounts receivable.

NOTE 7 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by losses of $5,033,970 accumulated from October 20, 1997 (inception) to December 31, 2003. In addition, the Company’s current liabilities exceed current assets by $737,005 at December 31, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently seeking additional capital to allow it to begin its planned operations.  Management believes the Company’s sales and marketing efforts will partially reduce the impact of accumulated losses and the negative working capital.  In addition, the Company continues its efforts to re-capitalize accounts payable into stockholders’ equity and negotiate reductions in other accounts payable.  The Company’s management believes these efforts will substantially reduce current liabilities.

NOTE 8 - SUBSEQUENT EVENTS

In January 2004 the Company hired a new president and chief executive officer and issued 1,000,000 shares of common stock valued at $220,000 for compensation.

Item 2. Management’s Discussion and Analysis

General Overview

Composite Solutions, Inc. (“CSI or the Company”) is a development stage company licensing and distributing composite materials technology, engineering services, and special applications for use in the civil engineering and civil construction markets. These composite materials consist of advanced fiber reinforced polymers (FRPs). Examples include ultra high-strength carbon or aramid fibers in a thermoset (e.g., epoxy) matrix. When used in concert with traditional building material systems, these provide superior structural performance with a minimization of cost. The Company’s new technology material/composite systems fall into the following main categories: 1) Composite Overlays for structural retrofits; 2) the Carbon Shell System (CSS) for new construction and infrastructure renewal; and 3) Specialty Systems for ballistic and blast protection.

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

Business Areas

The Company is marketing its new material systems and technologies in four primary areas. These are: 1) Force Protection/Homeland Security; 2) Seismic Retrofits and Structural Upgrades; 3) Infrastructure Renewal; and 4) New Construction. In each area the CSI product lines include design services, FRP material systems, data bases, design methodologies, and design software for civil structures such as buildings, bridges, roadways, and pipelines.

Critical Accounting Policies and Estimates

These are as described in our Annual Report, Form 10-KSB.

Results of Operations

In the following paragraphs we discuss the results of operations for the first quarter (ending December 31, 2003) of the Company’s current fiscal year relative to the first quarter of the previous fiscal year. We also show the results for the Company from its inception,

Revenue- The current quarter contract revenue of $687,170 is more than ten times greater than the revenue for the comparable quarter (Q1, 2003) last year. Adding perspective, we note that the current quarter revenue is substantially greater than the annual revenue reported in Form 10-KSB for the Company’s fiscal years 2003 and 2002 ($426,021 and $227,439, respectively). This reflects a large sale of the Company’s Retroshield™ system under terms of an exclusive license agreement with Composite Solutions, Korea (CSK). CSK installed Retroshield to strengthen the Cheonggye Expressway in central Seoul as part of a large project to restore the Cheonggyecheon River to a natural river environment.

Cost of Sales - The cost of sales for the current period is dominated by “Materials” reflecting the fact that most of the CSK revenue is obtained from sales of composite overlay material systems to CSK who markets and executes projects in Korea with technical advice from the Company.

Gross Profit -The gross profit for the current period is $148,936, or 22% of contract revenue. The relatively low percent (compared to 57% on much smaller revenue in the comparable quarter last year) reflects the large fraction of material sales in the contract revenue.

Net Income - The net income for the current quarter was $75,588, compared to a loss of $214,092 in the comparable period last year. This reflects the improved gross profit.

Shareholders’ Equity

For the current quarter, the Company had current assets of $468,719 and current liabilities of $1,205,724, for a difference of $737,005, compared to a comparable difference of $843,795 at the end of the Company’s fiscal year 2003. This is reflected in the shareholders’ equity which is $89,153 at the end of the current quarter compared to $13,565 at the end of the Company’s fiscal year 2003.

Liquidity and Capital Resources

For the current period the net cash provided by operating activities was $149,258 compared to a negative $24,096 for the comparable period last year. This total increase of $173,354 reflects the large increase in revenue.

Although the Company’s revenues and other business indicators have significantly improved during the current quarter, the Company has been operating with insufficient capital. As a consequence, the difference between current assets and current liabilities ($737,005) remains several times larger than the net cash provided by operating activities. To remedy this situation, the Company is considering sale of common stock to generate additional capital. Additional outside investment will also provide the capital needed for marketing and other activities needed for increased revenue growth.

Related Party Debt Obligations

The following payment obligations are due to related parties. These amounts are included in current liabilities.

Relation

Employee and director payable
Jang Lee	Employee	27,440
Gilbert Hegemier	Officer	51,553
Other	Employee	1,599
Total		80,592
Related party payable
Blanchard Krasner & French	Stockholder	9,611
Smaha & Daley	Stockholder	20,987
UC Regents	Stockholder	90,481
Composite Designs	Stockholder	147,331
Other	Stockholder	15,606
Total		284,016
Accrued expenses & related party notes payable
Accrued wages	Employee/Stockholder	138,510
Loan P&I	Employee/Stockholder	44,422
Loan P&I	Stockholder	10,504
Other	Stockholder	6,824
Total		200,260

A payment arrangement has been made with Blanchard, Krasner & French as follows: 50% of balance payable in January 2004 followed by 3 equal payments each month thereafter. The other creditors have deferred payment without specific terms.

Management Team

As reported under Results of Operation, the Company has a growing business base. To lead continued growth and reach sustained profitability, the Company has hired Dr. Thomas Bache to serve as President and CEO. Dr. Bache is an experienced manager (most recently Senior Vice President and Group Manager at SAIC, a $6.5B/year corporation) with a strong foundation in composite materials technology (he completed his PhD at UCSD with a thesis on the dynamic response of composite materials).

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

Risks

Need for Additional Capital - The Company’s future is subject to substantial risks and uncertainties. In the current quarter the Company achieved a net profit on operations for the first time in its history with a single quarter’s revenue that is 48% of the total revenue during its entire 6+ years of operation. There is no assurance of continuing this level of performance. The Company had a net loss of $5,033,970 for the period October 20, 1997 (Inception) to December 31, 2003.  Current liabilities exceed current assets by $737,005.  Profitability from operations is unlikely to generate adequate capital for the increased investment in marketing, management, and technical staff that is required for future growth. Additional capital is needed to support operations, and there can be no assurance that such capital will become available.

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

The Loss of Our Key Technical Individuals Would Have an Adverse Impact on Future Development and Could Impair Our Ability to Succeed - Our performance is substantially dependent on the technical expertise of Gilbert A. Hegemier, Ph.D. and our ability to hire and retain personnel with similar technical expertise. The loss of any of Gilbert A. Hegemier, Ph.D.’s services could have a materially adverse effect on our business, development, financial condition, and operating results.  We do not maintain “key person” life insurance on any of our directors or senior executive officers and we do not have life insurance on Gilbert A. Hegemier, Ph.D.

We Do Not Expect to Declare or Pay Any Dividends - We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

Because of Our Limited Operating History, It Is Difficult to Predict Our Future Revenues - As a result of our limited operating history and uncertainty about the pace of acceptance of the new technology we seek to introduce into the market, we are unable to accurately forecast our revenues.  Our current and future expense levels are based largely on our plan of operation.  Revenues and operating results generally depend on our ability to develop a base of customers and businesses.  We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in estimated revenues in relation to our planned expenditures would have an immediate adverse effect on our business, prospects, financial condition and results of operations.

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

We Will Have to Expend Substantial Funds on Management and Marketing in the Future - We have not incurred significant advertising, sales, and marketing expenses to date.  We have been operating without full-time dedicated management since 2001. To increase market penetration of our composite materials technology, we expect to spend significantly more on focused marketing in the future.  If our marketing strategy is unsuccessful, we may not be able to recover these expenses or even generate any revenues.  We will be required to develop a marketing and sales campaign that will effectively demonstrate the advantages of our, services and products.  To date, our experience with respect to marketing our products and services is very limited.  We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of our composite materials technology.  There can be no assurance that we will be able to establish adequate sales and marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms, or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting our composite materials technology, or other products and services offered by us.

Part II

Item 1.   Legal Proceedings

Neither the Company nor its subsidiary is the subject of any pending legal proceeding.

Item 6.   Exhibits and Reports on Form 8-K

(a)                        Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company, as amended(1)
3.2	Bylaws of the Company, as amended(1)
10.1	License Agreement with UCSD (Case No. SD96-040)(2)
10.2	Share Exchange Agreement(3)
10.3	Share Exchange Agreement with and Acquisition of TSC(4)
31	Sarbanes-Oxley Section 302 Certification
32	Sarbanes-Oxley Section 906 Certification

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

Date: February 11, 2004

Composite Solutions, Inc.

	By:	/s/ Thomas C. Bache
Thomas C. Bache, President & CEO

Pursuant to the requirements of the Securities Exchange Act, of 1934 this report has been signed below by the following person on behalf of the Company and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Thomas C. Bache	President and CEO	February 11, 2004
Thomas C. Bache