Form 10QSB
period 2004-03-31
COMPOSITE SOLUTIONS INC
filed 2004-05-17
CIK 1061822

SECURITIES & EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days.  Yes ☒  No  ☐

As of March 31, 2004, 23,510,569 shares of Common Stock were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated financial statements contain information regarding the Company’s balance sheet, profit & loss, shareholder’s equity, and cash flow for the quarters ended March 31, 2004 and 2003.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2004	September 30, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$145,772	$49,495
Accounts receivable, net of allowance for doubtful accounts of $0	19,875	—
Costs in excess of billings	1,963	6,832
Prepaid expenses	24,581	416
Total current assets	192,191	56,743

Property, plant and equipment, net	—	649

Other assets
Deposits	10,050	10,071
Intangible assets, net	562,912	427,684
Goodwill	418,956	418,956
Total assets	$1,184,109	$914,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$220,399	$266,775
Billings in excess of costs	93,396	131,169
Line of credit	—	51,887
Employee and director payable	117,882	62,415
Related party payable	153,499	132,205
Current portion of long-term debt	24,508	—
Related party notes payable	242,885	46,376
Accrued expenses	198,692	181,817
Accrued losses on future contracts	4,513	3,013
Income taxes payable	16,342	24,881
Total current liabilities	1,072,116	900,538

Long term debt
Note payable, less current portion	17,423	—
Total liabilities	1,089,539	900,538

Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 23,510,569 and 21,670,555 shares issued and outstanding	2,350	2,166
Additional paid in capital	5,677,323	5,120,957
Accumulated deficit	(5,585,103)	(5,109,558)
Total stockholders’ equity	94,570	13,565
Total liabilities and stockholders’ equity	$1,184,109	$914,103

See accompanying notes.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		October 20, 1997 (Inception) to March 31, 2004
	2004	2003	2004	2003

Contract revenue	$268,776	$61,104	$955,946	$128,012	$1,691,501

Cost of sales
Salaries and consulting fees	4,325	55,297	19,925	92,974	476,900
Consulting fees - related party	174,376	—	226,541	—	436,179
Materials	13,394	45,268	317,416	45,595	343,117
Materials - related party	9,611	—	176,058	—	252,845
Cost of sales	201,706	100,565	739,940	138,569	1,509,041

Gross profit	67,070	(39,461)	216,006	(10,557)	182,460

Expenses
Consulting fees	12,990	92,660	12,990	177,770	641,344
Consulting fees - related party	123,543	98,631	139,793	179,431	1,179,809
Depreciation and amortization	12,664	12,922	25,294	26,118	403,424
General and administrative expenses	76,364	84,404	103,475	119,134	1,197,655
Organizational expenses	—	—	—	—	514
Professional fees - other	42,548	37,908	43,550	40,943	454,099
Professional fees - related party	19,785	2,584	20,165	5,657	30,180
Salaries	287,170	30,420	298,090	41,340	1,592,799
Provision for future contract losses	1,500	26,497	1,500	26,497	4,513
Impairment loss	—	—	—	—	237,248

Total expenses	576,564	386,026	644,857	616,890	5,741,585

Income (loss) from operations	(509,494)	(425,487)	(428,851)	(627,447)	(5,559,125)

Other income (expense)
Interest income	—	—	—	—	8,363
Interest income - forgiveness of debt	—	—	—	—	17,825
Other Income	4,033	—	4,033	—	100,091
Gain on forgiveness of debt	—	—	—	—	8,261
Other expenses	(1,590)	(11,005)	(2,723)	(11,574)	(25,042)
Loss on disposal of assets	—	—	—	—	(190)
Interest expense	(41,682)	(15,304)	(43,804)	(26,867)	(190,551)
Loss on forgiveness of debt	—	—	—	—	(11,021)

Total other income (expense)	(39,239)	(26,309)	(42,494)	(38,441)	(92,264)

Income (loss) before provision for income taxes	(548,733)	(451,796)	(471,345)	(665,888)	(5,651,389)

Provision for income taxes	2,400	21,681	4,200	21,681	39,009

Income (loss) from continuting operations	(551,133)	(473,477)	(475,545)	(687,569)	(5,690,398)

Discontinued operations
Income from discontinued operations (including gain on sale of subsidiary in the amount of $177,755)	—	—	—	—	105,295

Net income (loss)	$(551,133)	$(473,477)	$(475,545)	$(687,569)	$(5,585,103)

Income (loss) per common share basic and diluted
Net income (loss) from continuing operations	$(0.02)	$(0.02)	$(0.02)	$(0.04)	$(0.34)
Income from discontinued operations	$—	$—	$—	$—	$0.01
Income (loss) per share basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.04)	$(0.33)

Weighted average number of shares basic and diluted	22,695,227	19,767,096	22,180,092	19,281,223	16,940,032

See accompanying notes.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

			Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance, October 20, 1997 (inception)	—	$—	$—	$—	$—
Common stock issued in exchange for services	15,233,910	1,521	(2,120)	—	(599)
Common stock issued for cash	5,962,500	599	18,335	—	18,934
Net loss				(12,193)	(12,193)
Balance, September 30, 1998	21,196,410	2,120	16,215	(12,193)	6,142
Common stock contributed	(7,896,410)	(790)	790	—	—
Pre-acquisition income	—	—	—	47	47
Common stock issued in acquisition	1,000,000	100	47	(47)	100
Common stock issued for payment of note payable	200,000	20	999,980	—	1,000,000
Net loss				(574,850)	(574,850)
Balance, September 30, 1999	14,500,000	1,450	1,017,032	(587,043)	431,439
Common stock surrendered	(4,300,000)	(430)	430		—
Common stock issued for cash	668,333	67	759,933		760,000
Common stock issued in acquisitions	1,103,371	110	808,668		808,778
Common stock issued for finder’s fee	100,000	10	(10)		—
Common stock issued in exchange for services	300,000	30	173,970		174,000
Net loss				(1,090,715)	(1,090,715)
Balance, September 30, 2000	12,371,704	1,237	2,760,023	(1,677,758)	1,083,502
Common stock surrendered	(150,000)	(15)	(93,735)		(93,750)
Common stock issued for cash	725,000	73	244,927		245,000
Common stock issued in exchange for services	1,061,760	106	128,227		128,333
Common stock issued for finder’s fee	200,000	20	(20)		—
Net loss				(1,367,322)	(1,367,322)
Balance, September 30, 2001	14,208,464	1,421	3,039,422	(3,045,080)	(4,237)
Common stock issued for cash	2,339,047	234	227,266		227,500
Common stock issued for compensation	1,183,149	118	206,391		206,509
Common stock issued in exchange for services	514,034	51	91,568		91,619
Common stock issued for interest due on notes payable	47,350	5	5,677		5,682
Net loss				(1,166,742)	(1,166,742)
Balance, September 30, 2002	18,292,044	1,829	3,570,324	(4,211,822)	(639,669)
Common stock issued for cash	2,404,696	240	365,060		365,300
Common stock issued to settle accounts payable	582,024	58	70,325		70,383
Common stock issued for services	400,000	40	58,960		59,000
Common stock issued through exercise of options	71,428	7	4,993		5,000
Common stock issued for interest due on notes payable	90,363	9	14,412		14,421
Common stock issued for compensation	50,000	5	8,495		8,500
Common stock surrendered	(220,000)	(22)	22		—
Recapitalization of accounts payable and accrued wages			1,028,366		1,028,366
Net loss				(897,736)	(897,736)
Balance, September 30, 2003	21,670,555	2,166	5,120,957	(5,109,558)	13,565
Net income				75,588	75,588
Balance, December 31, 2003	21,670,555	2,166	5,120,957	(5,033,970)	89,153
Common stock issued for compensation	1,000,000	100	219,900		220,000
Common stock issued for interest due on notes payable	5,014	1	500		501
Common stock issued for accounts payable	377,788	38	108,172		108,210
Common stock issued for past due royalty late fees	44,733	4	13,186		13,190
Common stock issued for new license fees	287,479	29	82,571		82,600
Common stock issued for warrant exercise	125,000	13	—		13
Warrants issued in debt financing			93,293		93,293
Warrants issued for consulting			38,744		38,744
Net loss				(551,133)	(551,133)
Balance, March 31, 2004	23,510,569	$2,350	$5,677,323	$(5,585,103)	$94,570

See accompanying notes.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		October 20, 1997 (Inception) to March 31, 2004
	2004	2003	2004	2003

Cash flows from operating activities
Net loss	$(551,133)	$(473,477)	$(475,545)	$(687,569)	$(5,585,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,664	12,922	25,294	26,118	403,424
Amortization of discount on note payable	23,802	—	23,802	—	23,802
Common stock issued in exchange for services	—	59,000	—	59,000	361,180
Common stock issued for interest due	13,691	13,546	13,691	13,546	31,506
Common stock issued for compensation	220,000	8,500	220,000	8,500	529,516
Warrants issued for consulting	38,744	—	38,744	—	38,744
Forgiveness of accounts payable	—	—	—	—	(3,400)
Pre-acquisition income	—	—	—	—	47
Loss on disposal of assets	—	—	—	—	190
Loss from discontinued operations	—	—	—	—	93,267
Gain on disposal of subsidiary	—	—	—	—	(177,755)
Impairment loss	—	—	—	—	237,248
Provision for future contract losses	1,500	26,497	1,500	26,497	4,513
(Increase) decrease in operating assets
Accounts receivable	254,730	25,000	(19,875)	—	(19,875)
Related party receivable	—	(16,081)	—	(16,081)	(22,021)
Costs in excess of billings	—	(2,000)	4,869	(2,000)	(1,963)
Inventory	—	—	—	—	—
Prepaid expenses and other assets	(22,795)	6,854	(24,165)	(24,734)	(24,581)
Deposit	(25)	(37)	21	(37)	(10,050)
Increase (decrease) in operating liabilities
Accounts payable	(2,705)	124,499	(175)	165	1,427,358
Employee and director payable	37,290	71,377	55,467	144,125	117,882
Billings in excess of costs	(231,165)	(20,554)	(37,773)	44,687	93,396
Related party payable	(130,517)	39,502	21,294	99,452	158,012
Accrued expenses	44,808	(86,108)	15,894	73,675	245,384
Income taxes payable	(3,643)	19,281	(8,539)	19,281	16,342
Net cash used in operating activities	(294,754)	(191,279)	(145,496)	(215,375)	(2,062,937)

Cash flows from investing activities
Purchase of property, plant and equipment	—	—	—	—	(29,660)
Acquisition of intangible assets	(10,036)	(2,066)	(15,264)	(4,342)	(643,041)
Loans made to related party	—	—	—	—	(10,000)
Repayments of loans to related party	—	—	—	—	10,000
Acquisition of subsidiary	—	—	—	—	(500,000)
Cash of discontinued operations	—	—	—	—	(19,999)
Cash of acquired subsidiaries	—	—	—	—	17,261
Net cash used in investing activities	(10,036)	(2,066)	(15,264)	(4,342)	(1,175,439)

Cash flows from financing activities
Increase (decrease) in line of credit	—	(200)	(1,153)	(200)	—
Proceeds from notes payable	—	—	—	—	1,064,500
Payment of notes payable	(5,815)	—	(7,822)	—	(88,322)
Proceeds from notes payable to related parties	266,000	(184)	266,000	—	550,181
Payments of notes payable to related parties	—	(57,477)	—	(98,527)	(247,669)
Proceeds from convertible debenture	—	—	—	—	500,000
Proceeds from issuance of common stock, net	13	208,000	13	278,300	1,613,513
Net cash provided by financing activities	260,198	150,139	257,038	179,573	3,392,203

Net increase (decrease) in cash	(44,593)	(43,206)	96,277	(40,144)	145,772
Cash, beginning of period	190,365	53,583	49,495	50,521	—
Cash, end of period	$145,772	$10,377	$145,772	$10,377	$145,772

Supplementary disclosures
Interest paid	$16,500	$1,005	$17,552	$1,310	$43,637
Income taxes paid	$2,600	$—	$9,296	$600	$20,024

Non-cash financing and investing activities
Note payable paid through issuance of common stock	$—	$—	$—	$—	$1,000,000
Note payable paid through exercise of option	$—	$—	$—	$—	$5,000
Investment in subsidiary	$—	$—	$—	$—	$796,732
Common stock acquired in sale of subsidiary	$—	$—	$—	$—	$93,750
8% debenture released in sale of subsidiary	$—	$—	$—	$—	$500,000
Note payable released in sale of subsidiary	$—	$—	$—	$—	$64,500
Inter-company receivable released in sale of subsidiary	$—	$—	$—	$—	$22,021
Accrued interest released in sale of subsidiary	$—	$—	$—	$—	$28,867
Forgiveness of interest on note payable	$—	$—	$—	$—	$17,825
Common stock issued to settle accounts payable	$108,210	$—	$108,210	$—	$178,593
Recapitalization of accounts payable and accrued wages	$—	$—	$—	$—	$1,028,366
Line of credit converted into note payable	$49,752	$—	$49,752	$—	$49,752
Common stock issued for intagible asset	$82,600	$—	$82,600	$—	$82,600
Warrants issued for discount on note payable	$93,293	$—	$93,293	$—	$93,293

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

The Company is in the development stage and its efforts through March 31, 2004 have been principally devoted to raising additional capital and negotiating with potential key personnel and leasing facilities.  There is no assurance that any benefit will result from such activities.  The Company will continue to incur expenses and losses as it pursues its development efforts.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the March 31, 2004 presentation.  These changes had no impact on previously reported consolidated results of operations or stockholders’ equity.

NOTE 2 – NOTE PAYABLE

Note payable at March 31, 2004 and September 30, 2003 were as follows:

	2004	2003
In November 2003 the Company converted their existing line of credit in the amount of $49,752 into an installment loan. The loan is payable in 24 monthly installments of $2,262 including interest (8.5% per annum)	$41,931	$—

Less current portion	(24,508)	—
	$17,423	$—

The maturities of long-term debt for each of the succeeding five years subsequent to March 31, 2004 are as follows:

Twelve Months Ending March 31,
2004	$24,508
2005	17,423
Thereafter	—
$41,931

NOTE 3 - COMMITMENTS

The Company and subsidiaries lease office space under a non-cancelable operating lease.  At March 31, 2004, there are future minimum payments under the lease of $12,497, which are due through June 30, 2004.

Rental expense was $12,496 and $11,219 for the three months ended March 31, 2004 and 2003, respectively and $24,993 and $23,235 for the six months ended March 31, 2004 and 2003, respectively and was $323,980 for the period October 27, 1997 (inception) to March 31, 2004.

NOTE 4 – EARNINGS PER SHARE

At March 31, 2004 and 2003, respectively there were 200,000 and 271,428 weighted average number of options and 126,374 and 0 weighted average number of warrants to purchase shares of common stock not included in the calculation of diluted earnings per share for the three months then ended, and there were 200,000 and 271,428 weighted average number of options and 62,842 and 0 weighted average number of warrants to purchase shares of common stock not included in the calculation of diluted earnings per share for the six months then ended.  The options and warrants were not included in diluted earnings per share because they would have been antidilutive.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party Payable, Consulting Fees, Materials, and Professional Fees

The Company has and expects to continue to have transactions, including advances and notes payable, with its officers, directors, stockholders, and their affiliates.

Related Party Notes Payable

On January 8, 2001, the Company entered into a promissory note with an officer in the amount of $159,439 and again with the same officer on April 20, 2001 and June 5, 2002 in the amount of $56,965 and $26,584, respectively.   Terms of the note required principal to be advanced in various amounts, interest to accrue at 12%, and payment of principal and interest nine months from the date of latest advance. As of March 31, 2004 and September 30, 2003, there was no principal balance outstanding, however there was accrued interest due in the amount of $0 and $26,053, respectively.

On April 23, 2001, the Company issued a promissory note payable to an employee in the amount of $41,945. The principal is to be advanced to the Company in various amounts and is to be repaid nine months from the date of the latest advance.  As of March 31, 2004 and September 30, 2003, there was a past due principal balance outstanding in the amount of $33,376 and accrued interest in the amount of $12,059 and $10,033, respectively.

On January 17, 2002, the Company issued a promissory note payable to a stockholder in the amount of $10,000, plus interest at a rate of 10% per annum.  Accrued interest is to be paid in the Company’s common stock each quarter.  The note was originally due on January 17, 2003 and has been extended to January 17, 2005 under the same terms.  As of March 31, 2004 and September 30, 2003, principal in the amount of $10,000 was outstanding.  As of March 31, 2004 the Company has accrued a liability to issue 2,520 shares of common stock valued at $252.

On June 17, 2002, the Company issued a promissory note payable to a stockholder in the amount of $3,000, plus interest at a rate of 10% per annum.  The note was due on July 17, 2002.  As of March 31, 2004 and September 30, 2003, there was a principal balance outstanding in the amount of $3,000 and accrued interest in the amount of $545 and $395, respectively.  The note is past due.

On March 8, 2004, the Company issued a promissory note payable in the amount of $300,000, plus interest at a rate of 12% per annum.  An officer and stockholder is participating in $50,000 of this loan amount.  The note is due on the earlier of July 9, 2004 or upon a minimum of $500,000 of debt or equity financing by the Company and is personally guaranteed by a stockholder.  Warrants were issued to purchase 300,000 and 200,000 shares of common stock with exercise prices at 75% or 100% of the Company’s next offering of equity or convertible debt securities, respectively or $.25 per share, whichever is less.  The warrants were valued at $93,293 and are recorded as a discount to the debt.  The note provided net proceeds in the amount of $266,000, net of debt issue costs of $34,000.  The net carrying amount of the debt at March 31, 2004 was $196,509, the amount due at maturity, adjusted for unamortized discount and cost of issuance.

Agreements

The Company has several consulting agreements with stockholders and officers for management, marketing and technical services which are applied between cost of goods sold and expenses as appropriate. Consulting fees were $297,919 and $98,631 for the three months ended March 31, 2004 and 2003, respectively and $366,334 and $179,431 for the six months ended March 31, 2004 and 2003, respectively.  Consulting fees for the period October 20, 1977 (Inception) to March 31, 2004 were $1,615,988.  The balance payable at March 31, 2004 and September 30, 2003 was $163,304 and $69,118, respectively.

Stock-based Compensation

In January 2004 the Company hired a new president and chief executive officer and issued 1,000,000 shares of common stock valued at $220,000 for compensation.

Intangible Assets

Intangible assets include a license agreement with UCSD, a stockholder, for a license under patent rights to make, use, sell, offer for sale, import licensed products, to practice licensed methods, and to use certain technology.  The original nonexclusive license agreement dated August 4, 1999 was cancelled on February 26, 2004 when the Company entered into an exclusive license agreement with UCSD.  Under the terms of the new license agreement, the Company continues the original license exclusively, in exchange for 287,479 shares of common stock valued at $82,600.  The new license agreement terminates on the expiration date of the longest-lived patent rights. In addition, the Company is obligated to pay for one-half of all past and future patent costs.  Under the terms of the new agreement, the Company must pay to the licensor a royalty of 2.0% on net sales of the licensed products or a minimum royalty up to $50,000 and a royalty, the higher of 2.0% on net sales of sublicensed products or 50% of royalties received from the sublicensor.  Royalties begin in the calendar year licensed product is first sold.

Future minimum royalty payments are contingent upon the first date of sale of licensed product and are due on or before February 28 of each year are as follows:

Twelve Months Ending February 28,
1st Year of Sale	$15,000
2nd Year of Sale	25,000
3rd Year of Sale	35,000
4th Year of Sale	50,000
5th Year of Sale	50,000
Thereafter	500,000
$675,000

In connection with the new license agreement the Company issued 377,788 shares of common stock valued at $108,210 in exchange for royalties under the original license agreement, included in accounts payable.  The Company also issued 44,733 shares of common stock valued at $13,190 in exchange for late fees charged for past due royalty payments.

NOTE 6 – CONCENTRATIONS OF CREDIT RISK

The Company maintains some of its cash in bank deposit accounts, which may be uninsured or exceed the federally insured limits. No losses have been experienced related to such accounts. The Company believes it places its cash with quality financial institutions and is not exposed to any significant concentrations of credit risk on cash.

For the six months ended March 31, 2004 and 2003, and for the period October 20, 1997 (inception) to March 31, 2004, one customer located in Korea accounted for approximately 96%, 0% and 48% of consolidated sales, respectively.  At March 31, 2004, this customer accounted for all of the Company’s accounts receivable.

NOTE 7 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by losses of $5,585,103 accumulated from October 20, 1997 (inception) to March 31, 2004. In addition, the Company’s current liabilities exceed current assets by $879,925 at March 31, 2004. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently seeking additional capital to allow it to continue its planned operations.  Management believes the Company’s sales and marketing efforts will partially reduce the impact of accumulated losses and the negative working capital.    In addition, the Company continues its efforts to re-capitalize accounts payable into stockholders’ equity and negotiate reductions in other accounts payable.  The Company’s management believes these efforts will substantially reduce current liabilities.

NOTE 8 – WARRANTS

On February 1, 2004 the Company issued a warrant to purchase 125,000 shares of common stock with an exercise price of $0.0001 to a consultant valued at $38,744.  On February 26, 2004 the warrant was exercised for cash in the amount of $13.  On March 8, 2004 the Company issued warrants to purchase 300,000 and 200,000 shares of common stock with exercise prices at 75% or 100% of the Company’s next offering of equity or convertible debt securities, respectively or $.25 per share, whichever is less.  The warrants were valued at $93,293 and are recorded as a discount to the promissory note payable described in Note 5.

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

Critical Accounting Policies and Estimates

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

Results of Operations

In the following paragraphs we discuss the results of operations for the second quarter (ending March 31, 2004) of the Company’s current fiscal year relative to the second quarter of the previous fiscal year. We also show the results for the Company from its inception,

Revenue- Contract revenue for the three months ended March 31, 2004 was $268,776, more than four times greater than the revenue for the three months ended March 31, 2003. The revenue for the first six months of the current fiscal year was $955,946, substantially greater than the annual revenue in the amount of $426,021 and $227,439 reported in Form 10-KSB for the years ended September 30, 2003 and 2002, respectively. Most (96%) of the revenue for the for the six months ended March 31, 2004 is from sales of the Company’s Retroshield™ system under terms of an exclusive license agreement with Composite Solutions, Korea (CSK). CSK has installed Retroshield™ in three projects in Korea.

Cost of Sales - The cost of sales for the three months ended March 31, 2004 is dominated (87% of the total) by “consulting fees – related party”. Of the $174,376 of consulting fees – related party, $129,900 is for services associated with completion of the CSK projects, and the remaining $44,476 is for services associated with three U.S. projects (two completed and one ongoing). The latter includes $33,758 for testing done by UCSD on a fee-for-service basis. For the six months ended March 31, 2004 cost of sales was dominated by “materials” reflecting sales of Retroshield™ components to CSK in Korea.

Gross Profit -The gross profit for the three months ended March 31, 2004 is $67,070, or 25% of contract revenue. For the six-months ended March 31, 2004 gross profit is $216,006, or 23% of contract revenue. These amounts compare to a negative gross profit for the same periods last year.

Net Income - The Company posted a loss of $551,133 for the three months ended March 31, 2004 and a total loss of $475,545 for the six months ended March 31, 2004. Included in the expense entries is a $220,000 non-cash charge taken in January 2004 for 1,000,000 shares of common stock awarded to the new president and chief executive officer to provide an appropriate ownership incentive. Also included in the expense entries for the six months ended March 31, 2004 is $163,670 in compensation to senior management (Professor Hegemier and Dr. Bache) with payment being deferred pending improved operational performance.

Stockholders’ Equity

At March 31, 2004, the Company had current assets of $192,191 and current liabilities of $1,072,116, for a difference of $879,925, slightly larger than the $843,795 working capital deficit (current assets – current liabilities) at September 30, 2003. The intangible assets increased by $141,981 during the three months ended March 31, 2004, primarily due to renegotiation of CSI’s patent licensing agreement with UCSD (see Note 5 to the financial statements). The shareholders’ equity is $94,570 at March 31, 2004 compared to $13,565 at September 30, 2003.

Liquidity and Capital Resources

For the six months ended March 31, 2004 net cash used in operating activities was $145,496 compared to $215,375 for the six months ended March 31, 2003.

Although the Company’s revenues and other business indicators have improved over the six months ended March 31, 2004 the Company has been operating with insufficient capital. As a consequence, the difference between current assets and current liabilities, a deficit of $879,925 is large compared to revenue and gross profit. To remedy this situation, the Company is considering sale of common stock to generate additional capital. Additional outside investment will also provide the capital needed for marketing and other activities needed for increased revenue growth.

Related Party Debt Obligations

The following payment obligations are due to related parties. These amounts are included in accounts payable as well as other current liabilities.

	Relation
Employee and director payable
Gilbert Hegemier	Officer	$112,211
Jang Lee	Employee	5,566
Other	Employee	105
Total		$117,882
Related party payable
Blanchard, Krasner & French	Stockholder	$16,655
Smaha & Daley	Stockholder	17,822
UC Regents	Stockholder	69,106
Composite Designs	Stockholder	33,325
Other	Stockholder	15,513
Other	Affiliate	1,078
Total		$153,499
Accrued expenses and related party notes payable
Accrued wages	Employee/Stockholder	$180,408
Loan P&I	Employee/Stockholder	45,435
Loan P&I	Stockholder	10,252
Loan P&I	Stockholder	198,876
Loan P&I	Stockholder	3,545
Total		$438,516

Management Team

As reported under Results of Operation, the Company has a growing business base. To lead continued growth and reach sustained profitability, the Company has hired Dr. Thomas Bache to serve as President and CEO. Dr. Bache is an experienced manager (most recently Senior Vice President and Group Manager at SAIC, a $6.5Billion per year corporation) with a strong foundation in composite materials technology (he completed his PhD at UCSD with a thesis on the dynamic response of composite materials).

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

Risks

Need for Additional Capital - The Company’s future is subject to substantial risks and uncertainties. During the six months ended March 31, 2004 the Company’s revenue has improved substantially ($955,946, or $827,934 more than for the six months ended March 31, 2003), but the Company posted a substantial loss from operations, primarily due to investment in full-time management dedicated to moving the Company forward. There is no assurance of growth in revenue and gross profit to the levels needed for sustained profitable operation. The Company had a net loss of

$5,585,103 for the period October 20, 1997 (Inception) to March 31, 2004.  Current liabilities exceed current assets by $879,925.  Profitability from operations is unlikely to generate adequate capital for the increased investment in marketing, management, and technical staff that is required for future growth. Additional capital is needed to support operations, and there can be no assurance that such capital will become available.

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

We Will Have to Expend Substantial Funds on Management and Marketing in the Future - We have not incurred significant advertising, sales, and marketing expenses to date.  The Company operated without full-time dedicated management from January 2002 through December 2004. To increase market penetration of our composite materials technology, we need to spend significantly more on dedicated professional management, engineering to certify our advanced solutions, and focused marketing..  If our strategy is unsuccessful, we may not be able to recover these expenses or even generate increased revenues.  To date, our experience with respect to marketing our products and services is limited.  We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of our composite materials technology.  There can be no assurance that we will be able to establish adequate sales and marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms, or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting our composite materials technology, or other products and services offered by us.

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

Date: May 14, 2004

Composite Solutions, Inc.

	By:	/s/ Thomas C. Bache

Thomas C. Bache, President & CEO

Pursuant to the requirements of the Securities Exchange Act, of 1934 this report has been signed below by the following person on behalf of the Company and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Thomas C. Bache	President and CEO	May 14, 2004
Thomas C. Bache