Form 10QSB
period 2004-06-30
COMPOSITE SOLUTIONS INC
filed 2004-08-16
CIK 1061822

SECURITIES & EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes [X]  No  [  ]

As of June 30, 2004, 23,510,569 shares of Common Stock were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The following consolidated financial statements contain information regarding the Company’s balance sheet, profit & loss, stockholders’ equity, and cash flow for the quarters ended June 30, 2004 and 2003.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Balance Sheets

	June 30,	September 30,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,418	$49,495
Accounts receivable, net of allowance for doubtful accounts of $0	19,875	—
Inventories	7,724	—
Costs in excess of billings	1,963	6,832
Prepaid expenses	17,083	416
Other current assets	2,488	—

Total current assets	50,551	56,743
Property, plant and equipment, net	1,821	649
Other assets
Deposits	10,050	10,071
Intangible assets, net	552,077	427,684
Goodwill	418,956	418,956

Total assets	$1,033,455	$914,103

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$216,468	$266,775
Billings in excess of costs	93,396	131,169
Line of credit	—	51,887
Employee and director payable	181,492	62,415
Related party payable	160,034	132,205
Current portion of long-term debt	25,036	—
Related party notes payable	339,550	46,376
Accrued expenses	266,091	181,817
Accrued losses on future contracts	4,513	3,013
Income taxes payable	14,521	24,881

Total current liabilities	1,301,101	900,538

Long term debt
Note payable, less current portion	10,964	—

Total liabilities	1,312,065	900,538
Stockholders’ equity (deficit)
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.0001 par value; 50,000,000 shares authorized; 23,510,569 and 21,670,555 shares issued and outstanding	2,350	2,166
Additional paid in capital	5,677,323	5,120,957
Accumulated deficit	(5,958,283)	(5,109,558)

Total stockholders’ equity (deficit)	(278,610)	13,565

Total liabilities and stockholders’ equity	$1,033,455	$914,103

See accompanying notes.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

					October 20, 1997 (Inception)
	Three Months Ended		Nine Months Ended		to
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004
Contract revenue	$19,630	$192,213	$975,576	$320,225	$1,711,131
Cost of sales
Salaries and consulting fees	—	40,842	19,925	175,816	476,900
Consulting fees — related party	—	61,056	226,541	61,056	436,179
Materials	7,890	4,360	325,306	7,955	351,007
Materials — related party	2,740	38,240	178,798	38,240	255,585

Cost of sales	10,630	144,498	750,570	283,067	1,519,671

Gross profit	9,000	47,715	225,006	37,158	191,460
Expenses
Consulting fees	22,010	109,559	35,000	287,330	663,354
Consulting fees — related party	45,000	44,055	184,793	223,485	1,224,809
Depreciation and amortization	14,660	12,386	39,955	38,504	418,085
General and administrative expenses	89,606	32,243	193,080	151,380	1,287,260
Organizational expenses	—	—	—	—	514
Professional fees — other	19,644	12,693	70,276	53,636	480,825
Professional fees — related party	7,082	2,891	20,165	8,548	30,180
Salaries	77,170	17,420	375,260	58,760	1,669,969
Provision for future contract losses	—	—	1,500	26,497	4,513
Impairment loss	—	—	—	—	237,248

Total expenses	275,172	231,247	920,029	848,140	6,016,757

Income (loss) from operations	(266,172)	(183,532)	(695,023)	(810,982)	(5,825,297)
Other income (expense)
Interest income	—	—	—	—	8,363
Interest income — forgiveness of debt	—	—	—	—	17,825
Other Income	—	85,000	4,033	85,000	100,091
Gain on forgiveness of debt	—	—	—	—	8,261
Other expenses	(858)	(2,156)	(3,581)	(13,730)	(25,900)
Loss on disposal of assets	—	—	—	—	(190)
Interest expense	(105,350)	(2,591)	(149,154)	(29,458)	(295,901)
Loss on forgiveness of debt	—	—	—	—	(11,021)

Total other income (expense)	(106,208)	80,253	(148,702)	41,812	(198,472)

Income (loss) before provision for income taxes	(372,380)	(103,279)	(843,725)	(769,170)	(6,023,769)
Provision for income taxes	800	—	5,000	21,681	39,809

Income (loss) from continuing operations	(373,180)	(103,279)	(848,725)	(790,851)	(6,063,578)
Discontinued operations
Income from discontinued operations (including gain on sale of subsidiary in the amount of $177,755)	—	—	—	—	105,295

Net income (loss)	$(373,180)	$(103,279)	$(848,725)	$(790,851)	$(5,958,283)

Income (loss) per common share basic and diluted
Net income (loss) from continuing operations	$(0.02)	$(0.01)	$(0.04)	$(0.04)	$(0.35)

Income from discontinued operations	$—	$—	$—	$—	$0.01

Income (loss) per share basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.04)	$(0.35)

Weighted average number of shares basic and diluted	23,510,569	19,641,382	22,621,965	19,917,238	17,184,579

See accompanying notes.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock				Total
			Additional	Accumulated	Stockholders’
	Shares	Amount	Paid in Capital	Deficit	Equity (Deficit)
Balance, October 20, 1997 (inception)	—	$—	$—	$—	$—
Common stock issued in exchange for services	15,233,910	1,521	(2,120)	—	(599)
Common stock issued for cash	5,962,500	599	18,335	—	18,934
Net loss				(12,193)	(12,193)

Balance, September 30, 1998	21,196,410	2,120	16,215	(12,193)	6,142
Common stock contributed	(7,896,410)	(790)	790	—	—
Pre-acquisition income	—	—	—	47	47
Common stock issued in acquisition	1,000,000	100	47	(47)	100
Common stock issued for payment of note payable	200,000	20	999,980	—	1,000,000
Net loss				(574,850)	(574,850)

Balance, September 30, 1999	14,500,000	1,450	1,017,032	(587,043)	431,439
Common stock surrendered	(4,300,000)	(430)	430		—
Common stock issued for cash	668,333	67	759,933		760,000
Common stock issued in acquisitions	1,103,371	110	808,668		808,778
Common stock issued for finder’s fee	100,000	10	(10)		—
Common stock issued in exchange for services	300,000	30	173,970		174,000
Net loss				(1,090,715)	(1,090,715)

Balance, September 30, 2000	12,371,704	1,237	2,760,023	(1,677,758)	1,083,502
Common stock surrendered	(150,000)	(15)	(93,735)		(93,750)
Common stock issued for cash	725,000	73	244,927		245,000
Common stock issued in exchange for services	1,061,760	106	128,227		128,333
Common stock issued for finder’s fee	200,000	20	(20)		—
Net loss				(1,367,322)	(1,367,322)

Balance, September 30, 2001	14,208,464	1,421	3,039,422	(3,045,080)	(4,237)
Common stock issued for cash	2,339,047	234	227,266		227,500
Common stock issued for compensation	1,183,149	118	206,391		206,509
Common stock issued in exchange for services	514,034	51	91,568		91,619
Common stock issued for interest due on notes payable	47,350	5	5,677		5,682
Net loss				(1,166,742)	(1,166,742)

Balance, September 30, 2002	18,292,044	1,829	3,570,324	(4,211,822)	(639,669)
Common stock issued for cash	2,404,696	240	365,060		365,300
Common stock issued to settle accounts payable	582,024	58	70,325		70,383
Common stock issued for services	400,000	40	58,960		59,000
Common stock issued through exercise of options	71,428	7	4,993		5,000
Common stock issued for interest due on notes payable	90,363	9	14,412		14,421
Common stock issued for compensation	50,000	5	8,495		8,500
Common stock surrendered	(220,000)	(22)	22		—
Recapitalization of accounts payable and accrued wages			1,028,366		1,028,366
Net loss				(897,736)	(897,736)

Balance, September 30, 2003	21,670,555	2,166	5,120,957	(5,109,558)	13,565
Net income				75,588	75,588

Balance, December 31, 2003	21,670,555	2,166	5,120,957	(5,033,970)	89,153
Common stock issued for compensation	1,000,000	100	219,900		220,000
Common stock issued for interest due on notes payable	5,014	1	500		501
Common stock issued for accounts payable	377,788	38	108,172		108,210
Common stock issued for past due royalty late fees	44,733	4	13,186		13,190
Common stock issued for new license fees	287,479	29	82,571		82,600
Common stock issued for warrant exercise	125,000	13	—		13
Warrants issued in debt financing			93,293		93,293
Warrants issued for consulting			38,744		38,744
Net loss				(551,133)	(551,133)

Balance, March 31, 2004	23,510,569	2,350	5,677,323	(5,585,103)	94,570
Net loss				(373,180)	(373,180)

Balance, June 30, 2004	23,510,569	$2,350	$5,677,323	$(5,958,283)	$(278,610)

See accompanying notes.

COMPOSITE SOLUTIONS, INC AND SUBSIDIARIES
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

					October 20, 1997
					(Inception)
	Three Months Ended		Nine Months Ended		to
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004
Cash flows from operating activities
Net loss	$(373,180)	$(103,279)	$(848,725)	$(790,851)	$(5,958,283)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,661	12,386	39,955	38,504	418,085
Amortization of discount on note payable	96,665	—	120,467	—	120,467
Common stock issued in exchange for services	—	—	—	59,000	361,180
Common stock issued for interest due	—	—	13,691	13,546	31,506
Common stock issued for compensation	—	—	220,000	8,500	529,516
Warrants issued for consulting	—	—	38,744	—	38,744
Forgiveness of accounts payable	—	—	—	—	(3,400)
Pre-acquisition income	—	—	—	—	47
Loss on disposal of assets	—	—	—	—	190
Loss from discontinued operations	—	—	—	—	93,267
Gain on disposal of subsidiary	—	—	—	—	(177,755)
Impairment loss	—	—	—	—	237,248
Provision for future contract losses	—	(26,497)	1,500	—	4,513
(Increase) decrease in operating assets
Accounts receivable	—	—	(19,875)	—	(19,875)
Related party receivable	—	16,081	—	—	(22,021)
Costs in excess of billings	—	—	4,869	(2,000)	(1,963)
Inventory	(7,724)	—	(7,724)	—	(7,724)
Prepaid expenses and other assets	5,010	14,563	(19,155)	(10,171)	(19,571)
Deposit	—	37	21	—	(10,050)
Increase (decrease) in operating liabilities
Accounts payable	(3,932)	202,404	(4,108)	202,572	1,423,425
Employee and director payable	63,610	318,556	119,077	462,681	181,492
Billings in excess of costs	—	(17,210)	(37,773)	27,477	93,396
Related party payable	6,535	(233,052)	27,829	(133,600)	164,547
Accrued expenses	67,399	(90,119)	83,293	(16,444)	312,783
Income taxes payable	(1,821)	(4,896)	(10,360)	14,385	14,521

Net cash provided by (used in) operating activities	(132,777)	88,974	(278,274)	(126,401)	(2,195,715)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,820)	—	(1,820)	—	(31,480)
Acquisition of intangible assets	(3,826)	(1,604)	(19,090)	(5,946)	(646,867)
Loans made to related party	—	—	—	—	(10,000)
Repayments of loans to related party	—	—	—	—	10,000
Acquisition of subsidiary	—	—	—	—	(500,000)
Cash of discontinued operations	—	—	—	—	(19,999)
Cash of acquired subsidiaries	—	—	—	—	17,261

Net cash used in investing activities	(5,646)	(1,604)	(20,910)	(5,946)	(1,181,085)

Cash flows from financing activities
Increase (decrease) in line of credit	—	—	(1,153)	(200)	—
Proceeds from notes payable	—	—	—	—	1,064,500
Payment of notes payable	(5,931)	—	(13,753)	2,016	(94,253)
Proceeds from notes payable to related parties	—	2,016	266,000	—	550,181
Payments of notes payable to related parties	—	(86,008)	—	(184,535)	(247,669)
Proceeds from convertible debenture	—	—	—	—	500,000
Proceeds from issuance of common stock, net	—	—	13	278,300	1,613,513

Net cash provided by (used in) financing activities	(5,931)	(83,992)	251,107	95,581	3,386,272

Net increase (decrease) in cash	(144,354)	3,378	(48,077)	(36,766)	1,418
Cash, beginning of period	145,772	10,377	49,495	50,521	—

Cash, end of period	$1,418	$13,755	$1,418	$13,755	$1,418

Supplementary disclosures
Interest paid	$9,139	$8,035	$53,714	$8,035	$79,799

Income taxes paid	$4,261	$—	$15,444	$—	$26,172

Non-cash financing and investing activities
Note payable paid through issuance of common stock	$—	$—	$—	$—	$1,000,000

Note payable paid through exercise of option	$—	$—	$—	$—	$5,000

Investment in subsidiary	$—	$—	$—	$—	$796,732

Common stock acquired in sale of subsidiary	$—	$—	$—	$—	$93,750

8% debenture released in sale of subsidiary	$—	$—	$—	$—	$500,000

Note payable released in sale of subsidiary	$—	$—	$—	$—	$64,500

Inter-company receivable released in sale of subsidiary	$—	$—	$—	$—	$22,021

Accrued interest released in sale of subsidiary	$—	$—	$—	$—	$28,867

Forgiveness of interest on note payable	$—	$—	$—	$—	$17,825

Common stock issued to settle accounts payable	$—	$—	$108,210	$—	$178,593

Recapitalization of accounts payable and accrued wages	$—	$1,028,366	$—	$1,028,366	$1,028,366

Line of credit converted into note payable	$—	$—	$49,752	$—	$49,752

Common stock issued for intagible asset	$—	$—	$82,600	$—	$82,600

Warrants issued for discount on note payable	$—	$—	$93,293	$—	$93,293

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

The Company is in the development stage and its efforts through June 30, 2004 have been principally devoted to raising additional capital and negotiating with potential key personnel and leasing facilities. There is no assurance that any benefit will result from such activities. The Company will continue to incur expenses and losses as it pursues its development efforts.

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

Composite Solutions, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

Reclassifications

Certain prior period amounts have been reclassified to conform to the June 30, 2004 presentation. These changes had no impact on previously reported consolidated results of operations or stockholders’ equity.

Note 2 – Note Payable

Note payable at June 30, 2004 and September 30, 2003 were as follows:

	2004	2003
In November 2003 the Company converted their existing line of credit in the amount of $49,752 into an installment loan. The loan is payable in 24 monthly installments of $2,262 including interest (8.5% per annum)	$36,000	$—
Less current portion	(25,036)	—

	$10,964	$—

The maturities of long-term debt for each of the succeeding five years subsequent to June 30, 2004 are as follows:

Twelve Months
Ending
June 30,
2005	$25,036
2006	10,964
Thereafter	—

$36,000

Note 3 - Commitments

The Company and subsidiaries had leased office space under a non-cancelable operating lease which expired June 30, 2004. The Company is currently in the process of negotiating a new lease at the same location.

Rental expense was $12,496 and $12,774 for the three months ended June 30, 2004 and 2003, respectively and $37,489 and $36,009 for the six months ended June 30, 2004 and 2003, respectively and was $336,476 for the period October 27, 1997 (inception) to June 30, 2004.

Composite Solutions, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 4 - Earnings Per Share

At June 30, 2004 and 2003, respectively there were 200,000 and 271,428 weighted average number of options and 500,000 and 0 weighted average number of warrants to purchase shares of common stock not included in the calculation of diluted earnings per share for the three months then ended, and there were 200,000 and 271,428 weighted average number of options and 219,434 and 0 weighted average number of warrants to purchase shares of common stock not included in the calculation of diluted earnings per share for the six months then ended. The options and warrants were not included in diluted earnings per share because they would have been antidilutive.

Note 5 - Inventory

At June 30, 2004 the Company owned $7,724 in inventory which consisted of made to order epoxy held at an off-site production facility. This inventory has been purchased with the intent to sell through construction projects in the near term.

Note 6 - Related Party Transactions

Related Party Payable, Consulting Fees, Materials, and Professional Fees

The Company has and expects to continue to have transactions, including advances and notes payable, with its officers, directors, stockholders, and their affiliates.

Related Party Notes Payable

On January 8, 2001, the Company entered into a promissory note with an officer in the amount of $159,439 and again with the same officer on April 20, 2001 and June 5, 2002 in the amount of $56,965 and $26,584, respectively. Terms of the note required principal to be advanced in various amounts, interest to accrue at 12%, and payment of principal and interest nine months from the date of latest advance. As of June 30, 2004 and September 30, 2003, there was no principal balance outstanding, however there was accrued interest due in the amount of $0 and $26,053, respectively.

On April 23, 2001, the Company issued a promissory note payable to an employee in the amount of $41,945. The principal is to be advanced to the Company in various amounts and is to be repaid nine months from the date of the latest advance. As of June 30, 2004 and September 30, 2003, there was a past due principal balance outstanding in the amount of $33,376 and accrued interest in the amount of $13,061 and $10,033, respectively.

On January 17, 2002, the Company issued a promissory note payable to a stockholder in the amount of $10,000, plus interest at a rate of 10% per annum. Accrued interest is to be paid in the Company’s common stock each quarter. The note was originally due on January 17, 2003 and has been extended to January 17, 2005 under the same terms. As of June 30, 2004

Composite Solutions, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

and September 30, 2003, principal in the amount of $10,000 was outstanding. As of June 30, 2004 the Company has accrued a liability to issue 5,010 shares of common stock valued at $501.

On June 17, 2002, the Company issued a promissory note payable to a stockholder in the amount of $3,000, plus interest at a rate of 10% per annum. The note was due on July 17, 2002. As of June 30, 2004 and September 30, 2003, there was a principal balance outstanding in the amount of $3,000 and accrued interest in the amount of $620 and $395, respectively. The note is past due.

On March 8, 2004, the Company issued a promissory note payable in the amount of $300,000, plus interest at a rate of 12% per annum. An officer and stockholder is participating in $50,000 of this loan amount. The note is due on the earlier of July 9, 2004 or upon a minimum of $500,000 of debt or equity financing by the Company and is personally guaranteed by a stockholder. Warrants were issued to purchase 300,000 and 200,000 shares of common stock with exercise prices at 75% or 100% of the Company’s next offering of equity or convertible debt securities, respectively or $.25 per share, whichever is less. The warrants were valued at $93,293 and are recorded as a discount to the debt. The note provided net proceeds in the amount of $266,000, net of debt issue costs of $34,000. The net carrying amount of the debt at June 30, 2004 was $290,686, the amount due at maturity, adjusted for unamortized discount and cost of issuance. The loan was paid off on July 27, 2004 through proceeds from financing noted in subsequent event footnote 10.

Agreements

The Company has several consulting agreements with stockholders and officers for management, marketing and technical services which are applied between cost of goods sold and expenses as appropriate. Consulting fees were $45,000 and $105,111 for the three months ended June 30, 2004 and 2003, respectively and $411,334 and $284,541 for the six months ended June 30, 2004 and 2003, respectively. Consulting fees for the period October 20, 1977 (Inception) to June 30, 2004 were $1,660,988. The balance payable at June 30, 2004 and September 30, 2003 was $233,626 and $69,118, respectively.

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

Note 7 – Concentrations of Credit Risk

The Company maintains some of its cash in bank deposit accounts, which may be uninsured or exceed the federally insured limits. No losses have been experienced related to such accounts. The Company believes it places its cash with quality financial institutions and is not exposed to any significant concentrations of credit risk on cash.

For the nine months ended June 30, 2004 and 2003, and for the period October 20, 1997 (inception) to June 30, 2004, one customer located in Korea accounted for approximately 93%, 30% and 63% of consolidated sales, respectively. At June 30, 2004, this customer accounted for all of the Company’s accounts receivable.

Composite Solutions, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 8 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by losses of $5,958,283 accumulated from October 20, 1997 (inception) to June 30, 2004. In addition, the Company’s current liabilities exceed current assets by $1,250,550 at June 30, 2004. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 9 – Warrants

On February 1, 2004 the Company issued a warrant to purchase 125,000 shares of common stock with an exercise price of $0.0001 to a consultant valued at $38,744. On February 26, 2004 the warrant was exercised for cash in the amount of $13. On March 8, 2004 the Company issued warrants to purchase 300,000 and 200,000 shares of common stock with exercise prices at 75% or 100% of the Company’s next offering of equity or convertible debt securities, respectively or $.25 per share, whichever is less. The warrants were valued at $93,293 and are recorded as a discount to the promissory note payable described in Note 6.

Note 10 – Subsequent event

On July 26, 2004 the Company issued a promissory note payable in the amount of $550,000, plus interest at a rate of 12% per annum to an officer and stockholder of the company. The note is due on November 23, 2004. Warrants were issued to purchase 550,000 and 366,667 shares of common stock with exercise prices at 75% or 100%, of the Company’s next offering of equity or convertible debt securities, respectively or $.25 per share, whichever is less. The warrants are valued at $58,751 and will be recorded as a discount to the debt. The note provides net proceeds in the amount of $514,250, net of debt issuance costs of $35,750. Proceeds from this loan were used on July 27, 2004 to fulfill payment on the $300,000 promissory note due July 9, 2004 as noted in footnote 6.

Item 2. Management’s Discussion and Analysis

General Overview

Composite Solutions, Inc. (“CSI or the Company”) licenses and distributes composite materials technology, engineering services, and special applications for use in the civil engineering and civil construction markets. The Company’s core capabilities are centered on new applications of composite materials for structural engineering applications. The composite materials consist of advanced fiber reinforced polymers (FRPs). Examples include ultra high-strength carbon or aramid fibers in a thermoset (e.g., epoxy) matrix. When used in concert with traditional building material systems, these provide superior structural performance at competitive costs.

The effectiveness and integrity of the Company’s composite technologies has been extensively validated by full-scale laboratory tests at The Charles Lee Powell Structural Research Laboratories (“Powell Laboratories”) located at The University of California, San Diego (“UCSD”). These tests included both reinforced and un-reinforced wall specimens that ranged from single-story walls to a full-scale five-story building as well as columns ranging from single columns to full-scale bridge bents. The Powell Laboratories are one of the few such facilities in the world with the capability to execute full-scale tests and have performed extensive tests relating to the retrofit, and upgrading of structural elements such as walls, columns and floor slabs. For blast retrofits, the composite overlay technology has been validated in U.S. Government field tests. These tests range from structural components to a full-scale building.

The Company has organized its new technology offerings into four product areas: 1) Retroshield™, composite material overlays for strengthening structures against earthquake hazard or other loading conditions that exceed the current capability of the structure; 2) Blastshield, composite material overlays to protect structures against blast or ballistic threats; 3) Composite Shell System or CSS for new building/bridge columns and girders with a fraction of the rebar in conventional reinforced concrete; and 4) Hybrid FRP Pipe for rehabilitating or replacing aging large-diameter pipelines. There is a small, but growing, market awareness and acceptance of the use of FRP techniques for the structural problems addressed by Retroshield™, so the Company considers this to be an early-adopter stage product. The other three products represent new approaches to important problems with large potential markets, but additional time and effort is needed to build market awareness and acceptance.

Business Areas

The Company is marketing its new material systems and technology offerings in four primary areas. These are: 1) Force Protection/Homeland Security; 2) Seismic Retrofits and Structural Upgrades; 3) Infrastructure Renewal; and 4) New Construction. In each area the CSI product lines include design services, FRP material systems, data bases, design methodologies, and design software for civil structures such as buildings, bridges, roadways, and pipelines.

Critical Accounting Policies and Estimates

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

Results of Operations

In the following paragraphs we discuss the results of operations for the third quarter (ended June 30, 2004) of the Company’s current fiscal year relative to the third quarter of the previous fiscal year. We also show the results for the Company from its inception,

Revenue- Contract revenue for the three months ended June 30, 2004 was $19,630, substantially less than the revenue of $192,213 for the three months ended June 30, 2003. The revenue for the first nine months of the current fiscal year was $975,576, substantially greater than the annual revenue in the amount of $426,021 and $227,439 reported in Form 10-KSB for the years ended September 30, 2003 and 2002, respectively. Most (93%) of the revenue for the nine months ended June 30, 2004 is from sales of the Company’s Retroshield™ system under terms of an exclusive license agreement with Composite Solutions, Korea (CSK). CSK has installed Retroshield™ in four projects in Korea. The $19,630 in revenue for the most recent quarter is from a CSK Retroshield™ demonstration project done under contract to one of the largest potential clients in Korea. The low revenue for the most recent quarter is due to delays in closing several large projects in Korea. Also, during the most recent quarter the Company has focused on sharpening its product offerings and strategy for a more aggressive approach to the U.S. market.

Cost of Sales - The cost of sales for the three months ended June 30, 2004 is dominated by materials sales consistent with the Company’s primary focus on sales of “material systems.”

Gross Profit -The gross profit for the three months ended June 30, 2004 is $9,000, or 46% of contract revenue. For the nine months ended June 30, 2004 gross profit is $225,006, or 23% of contract revenue. These amounts compare to a 25% for the 3 months and 12% gross profit for the nine months last year.

Net Income - The Company posted a loss of $373,180 for the three months ended June 30, 2004 and a total loss of $848,725 for the nine months ended June 30, 2004. Included in the expense entries is a $220,000 non-cash charge taken in January 2004 for 1,000,000 shares of common stock awarded to the new president and chief executive officer to provide an appropriate ownership incentive. Also included in the expense entries for the nine months ended June 30, 2004 is $254,000 in compensation to senior management (Professor Hegemier and Dr. Bache) with payment being deferred pending improved operational performance.

Stockholders’ Equity

At June 30, 2004, the Company had current assets of $50,551 and current liabilities of $1,301,101, for a difference of $1,250,550, compared to $843,795 working capital deficit (current assets – current liabilities) at September 30, 2003. The shareholders’ equity is a negative 278,610 at June 30, 2004 compared to $13,565 at September 30, 2003.

Liquidity and Capital Resources

For the nine months ended June 30, 2004 net cash used in operating activities was $278,274 compared to $126,401 for the nine months ended June 30, 2003.

Although the Company’s revenues have improved over the nine months ended June 30, 2004 the Company has been operating with insufficient capital. As a consequence, the difference between current assets and current liabilities, a deficit of $1,250,550 is large compared to revenue and gross profit. To remedy this situation, the Company is considering sale of common stock to generate additional capital. Additional outside investment will also provide the capital needed for marketing and other activities needed for increased revenue growth.

Related Party Debt Obligations

The following payment obligations are due to related parties. These amounts are included in accounts payable as well as other current liabilities.

Relation
Employee and director payable
Gilbert Hegemier	Officer	174,681
Thomas Bache	Officer	1,206
Jang Lee	Employee	5,566
Other	Employee	39

Total		$181,492

Related party payable
Blanchard Krasner & French	Stockholder	18,528
Smaha & Daley	Stockholder	18,716
UC Regents	Stockholder	64,931
Composite Designs	Stockholder	41,177
Other	Stockholder	15,604
Other	Affiliate	1,078

Total		$160,034

Accrued expenses & related party notes payable
Accrued wages	Employee/Stockholder	245,799
Loan P&I	Stockholder	46,437
Loan P&I	Stockholder	10,501
Loan P&I	Stockholder	293,735
Loan P&I	Stockholder	3,620

Total		$600,092

Management Team

As reported under Results of Operations, the Company has a growing business base. To lead continued growth and reach sustained profitability, the Company has hired Dr. Thomas Bache to serve as President and CEO. Dr. Bache is an experienced manager (most recently Senior Vice President and Group Manager at SAIC, a $6.5Billion per year corporation) with a strong foundation in composite materials technology (he completed his PhD at UCSD with a thesis on the dynamic response of composite materials).

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

Risks

Need for Additional Capital - The Company’s future is subject to substantial risks and uncertainties. During the nine months ended June 30, 2004 the Company’s revenue has improved substantially ($975,576, or $655,351 more than for the nine months ended June 30, 2003), but the Company posted a substantial loss from operations, primarily due to investment in full-time management dedicated to moving the Company forward. There is no assurance of growth in revenue and gross profit to the levels needed for sustained profitable operation. The Company had a net loss of $5,958,283 for the period October 20, 1997 (Inception) to June 30, 2004. Current liabilities exceed current assets by $1,250,550. Profitability from operations is unlikely to generate adequate capital for the increased investment in marketing, management, and technical staff that is required for future growth. Additional capital is needed to support operations, and there can be no assurance that such capital will become available.

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

The Loss of Our Key Technical Individuals Would Have an Adverse Impact on Future Development and Could Impair Our Ability to Succeed - Our performance is substantially dependent on the technical expertise of Gilbert A. Hegemier, Ph.D. and the technical and management expertise of Thomas C. Bache, Ph.D. and on our ability to hire and retain personnel with similar technical expertise. The loss of any of the services of Gilbert A. Hegemier and Thomas C. Bache could have a materially adverse effect on our business, development, financial condition, and operating results. We do not maintain “key person” life insurance on any of our directors or senior executive officers and we do not have life insurance on Gilbert A. Hegemier, Ph.D.

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

We Will Have to Expend Substantial Funds on Management and Marketing in the Future We have not incurred significant advertising, sales, and marketing expenses to date. The Company operated without full-time dedicated management from January 2002 through June 2004. To increase market penetration of our composite materials technology, we have been spending significantly more on dedicated professional management and engineering to reposition our technologies as products targeted at specific markets. Continuing investments in engineering and marketing are necessary for success. If our strategy is unsuccessful, we may not be able to recover these expenses or even generate increased revenues. To date, our experience with respect to marketing our products and services is limited. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of our composite materials technology. There can be no assurance that we will be able to establish adequate sales and marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms, or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting our composite materials technology, or other products and services offered by us.

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

Date: August 13, 2004

Composite Solutions, Inc.

	By:	/s/ Thomas C. Bache

Thomas C. Bache, President & CEO

Pursuant to the requirements of the Securities Exchange Act, of 1934 this report has been signed below by the following person on behalf of the Company and in the capacity and on the date indicated.

Signature	Capacity	Date
/s/ Thomas C. Bache	President and CEO	August 13, 2004

Thomas C. Bache