Form 10KSB
period 2004-09-30
COMPOSITE SOLUTIONS INC
filed 2007-06-08
CIK 1061822

SECURITIES & EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2004

or

[  ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 000-24551

COMPOSITE SOLUTIONS, INC.
(Name of Small Business Issuer in its Charter)

Florida	65-0790758
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.

7734 Herschel Street, Suite I, La Jolla, CA	92037
(Address of principal executive office)	(Zip code)

(858) 442-0582
(Issuer’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

Common Stock, $0.0001 Par Value
(Title of Class)

Check whether the issuer has (i) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (ii) been subject to such filing requirements for the past ninety (90) days.  Yes  ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Company’s revenues for the fiscal year ended September 30, 2004 were $1,066,972.

As of September 30, 2004, 23,715,167 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest sale price on the Nasdaq OTC Bulletin Board on September 30, 2004) held by non-affiliates (19,130,925 shares) was $2,104,402.

Transitional Small Business Disclosure Format (check one):                            Yes ☐              No ☒

Part I

Item 1.  Description of Business

General Overview

On October 11, 2004, eleven days after the close of the fiscal year of Composite Solutions, Inc. (“CSI” or “the Company”) reported in this Form 10-K, CSI filed a voluntary petition for bankruptcy under the U.S. Bankruptcy Code (case number 04-08830-JM7). Also effective on October 11, 2004, the Company suspended all operations. CSI took this step because it was unable to generate cash flows sufficient to maintain operations. At no time since October 11, 2004 has the company returned to active operations, although it has proposed a Plan of Reorganization which, if implemented, would result in a return to business operations with a more limited business plan. Thus the operations for the fiscal year 2003 - 2004 as reported herein have no relation to the current business or status of the Company.

Throughout the fiscal year ended September 30, 2004 Composite Solutions, Inc. (“CSI or the Company”) was a development stage company licensing and distributing composite materials technology, engineering services, and special applications for use in the civil engineering and civil construction markets. These composite materials consisted of advanced fiber reinforced polymers (FRPs). Examples include ultra high-strength carbon or aramid fibers in a thermoset (e.g., epoxy) matrix. When used in concert with traditional building material systems, these provide superior structural performance with a minimization of cost. The Company’s new technology material/composite systems fell into the following main categories: 1) Composite Overlays for structural retrofits; 2) the Carbon Shell System (CSS) for new construction and infrastructure renewal; and 3) Specialty Systems for ballistic and blast protection.

The effectiveness and integrity of the Company’s composite overlay technologies and the CSS was extensively validated by full-scale laboratory tests at The Charles Lee Powell Structural Research Laboratories (“Powell Laboratories”) located at The University of California, San Diego (“UCSD”).  These tests included both reinforced and un-reinforced wall specimens that ranged from single-story walls to a full-scale five-story building as well as columns ranging from single columns to full-scale bridge to the current status of the Company or to its possible future operations. The Powell Laboratories are one of the few such facilities in the world with the capability to execute full-scale tests and have performed extensive tests relating to the retrofit, and upgrading of structural elements such as walls, columns and floor slabs. For blast retrofits, the composite overlay technology was validated in U.S. Government field tests. These tests ranged from structural components to a full-scale building.

Business Areas

During the year ended September 30, 2004 the Company marketed its new material systems and technologies in four primary areas. These were: 1) Force Protection/Homeland Security; 2) Seismic Retrofits and Structural Upgrades; 3) Infrastructure Renewal; and 4) New Construction. In each area the CSI product lines included design services, FRP material systems, data bases, and design methodologies for civil structures such as buildings, bridges, roadways, and pipelines.

Marketing and Sales

While CSI made efforts to market its products and services in all four areas, all sales were in the “Seismic Retrofit and Structural Upgrade” area. Most (more than 95%) of the revenue was from sales of the Company’s Retroshield™ system under terms of an exclusive license agreement with Composite Solutions, Korea (CSK). During fiscal year 2004, CSK completed the installation of Retroshield™ in four projects in Korea. In the U.S., CSI completed a shear wall seismic retrofit in a commercial building in San Diego, California, and also completed a demonstration test of our shear wall strengthening system for the owners of a large number of California hospitals.

Item 2.  Description of Property

During the fiscal year 2003 - 2004 the Company maintained offices located at 3252 Holiday Court, Suite 206, La Jolla, CA 92037. The leased office space of approximately 1572 sq. ft. was within walking distance to UCSD. The company vacated those offices on October 11, 2004 and has had no office location since that time. Its records are maintained in an office used by the President of the Company for his other businesses. That office is at 7734 Herschel Avenue, Suite I, La Jolla, CA 92037. Space is made available for the Company’s records at no cost to the Company.

Item 3.  Legal Proceedings

Neither the Company nor its subsidiary was the subject of any material legal proceeding during fiscal year 2003 - 2004. On October 11, 2004, eleven days after the close of the Company’s fiscal year reported in this Form 10-K, CSI filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code (case number 04-08830-JM7). On November 18, 2004, the United States Bankruptcy Court for the Southern District of California dismissed the Company’s voluntary petition for liquidation under Chapter 7. The dismissal was requested by the Company so that it could pursue other options for reorganizing the corporation via a Chapter 11 bankruptcy, including the possible acquisition of another operating entity.

On May 5, 2005 CSI filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California (case number 05-04045-PB11). The Company proposed a Plan of Reorganization whereby it would acquire a corporation which operates two hotels in China. The Plan was confirmed by the court but subsequently the order of confirmation was vacated because the Chinese company refused to complete the transaction. In October 2006 the Company proposed a Plan whereby it would return to a limited version of its original business, consulting on the use of composite materials in construction, and would seek to acquire other similar businesses in an effort to increase shareholder value. A confirmation hearing has been scheduled for December 4, 2006.

No other legal proceedings are currently pending or anticipated.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.  Market for Company’s Common Equity and Related Stockholders Matters

The shares of the Company’s Common Stock were traded on the OTC Bulletin Board (Symbol “KIPSQ”). In February 2005 the shares were delisted from the OTC Bulletin Board and trading was moved to the OTC Pinksheets because the Company lacked the resources to timely file this Form 10-KSB. The following table sets forth, for the periods indicated, the high and low closing bid prices for the Company’s Common Stock, as reported by the National Quotation Bureau, for the quarters presented.  Bid prices represent inter-dealer quotations without adjustments for markups, markdowns, and commissions.

Quarterly Common Stock Price Range (High Low)

Fiscal year ended September 30, 2003:
1st Quarter	$0.23	$0.14
2nd Quarter	$0.22	$0.10
3rd Quarter	$0.16	$0.07
4th Quarter	$0.24	$0.08

Fiscal year ended September 30, 2004:
1st Quarter	$0.22	$0.14
2nd Quarter	$0.42	$0.18
3rd Quarter	$0.25	$0.09
4th Quarter	$0.14	$0.06

As of September 30, 2004, there were 23,715,167 shares of Common Stock outstanding, and there were approximately 96 shareholders of record of the Company’s Common Stock.

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

Item 6. Management’s Discussion and Analysis

Critical Accounting Policies and Estimates

We describe our significant accounting policies in the notes to our financial statements included in our Annual Report on Form 10-KSB.  However, in response to the SEC’s Release No. FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” issued December 12, 2001, we have identified the policies we believe are most critical to an understanding of our financial statements. The most critical accounting policies are related to the following areas: revenue recognition, accounting for equity securities issued in exchange for services and in settlement of liabilities, intangible assets, and impairment of long-lived assets.  Since application of these accounting policies involves the exercise of judgment and use of estimates, actual results could differ from those estimates.  There have been no material changes in our critical accounting policies that impacted our financial condition or results of operations for 2004.

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

Results of Operations

The following is a discussion of the financial condition and results of operations for the year ended September 30, 2004 and 2003.  This discussion should be read in conjunction with our consolidated financial statements and the notes related thereto.

Revenue- For the fiscal year ended September 30, 2004 the Company recorded revenues of $1,066,972, compared to revenues of $426,021 during the fiscal year ended September 30, 2003. This increase was comprised almost entirely of sales to Korea in the Seismic Retrofit and Structural Upgrade area.

Cost of Sales - The cost of sales for the fiscal year ended September 30, 2004 was $753,782, as compared to cost of sales of $383,186 for the fiscal year ended September 30, 2003.

Gross Profit: -The gross profit for the fiscal year ended September 30, 2004 was $313,190, as compared to a gross profit of $42,835 for the fiscal year ended September 30, 2003. This was due to the increase in contract revenue.

Net Loss - For the fiscal year ended September 30, 2004, the Company recorded a net operating loss of $2,046,489 ($0.09 per share) compared to a net loss of $897,736 ($0.04 per share) during the fiscal year ended September 30, 2003.

Liquidity and Capital Resources

The Company had total assets of $45,161 as of September 30, 2004, as compared to the total assets of $914,103 as of September 30, 2003.

Although the Company’s revenues significantly increased during the fiscal year ending September 30, 2004 (see “Results of Operation” above), the Company has been operating with insufficient capital. As a consequence, it has not met all of its financial obligations. This continuing failure led to the Company’s bankruptcy filing on October 11, 2004 which is discussed above. The Company has now suspended all operations except for pursuing its restructuring in Bankruptcy Court.

Related Party Debt Obligations

The following payment obligations are due to related parties. These amounts are included in accounts payable as well as other current liabilities.

2004	Relation
Thomas Bache	Officer	286,350
Gilbert Hegemier	Officer	761,754
Jang Lee	Stockholder	110,816
Duane Gee	Stockholder	51,714
Smaha & Daley	Stockholder	19,610
Joyce Jones	Stockholder	10,000
Blanchard, Krasner & French	Stockholder	9,865
Kurt Moesslacher	Stockholder	6,368
UC Regents-UCSD	Stockholder	64,412
Total Current Liabilities		1,320,989

The current liabilities above are past due.

Management Team

Thomas C. Bache, PhD, became President, CEO and a director of the Company during 2004. He joined Gilbert Hegemier, PhD, the founder of the Company, on the board of directors. These two individuals made up the board of directors in fiscal 2004.

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

The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain.  The Company is currently in bankruptcy and, if it is unable to successfully reorganize, it may be liquidated. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein: (1) ability to attract customers, (2) ability to develop and market products or services, (3) results of research and development, (4) technological advances by third parties and competition, (5) future capital needs of the Company, (6) history of operating losses, (7) dependence upon key personnel, and (8) general economic and business conditions.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward—looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Risks

Bankruptcy - The Company has ceased all operations and filed a voluntary petition for bankruptcy in the Southern District of California as case number 05-04045-PB11. Unless a Plan of Reorganization is confirmed and effectuated the Company will most likely face liquidation. If a Plan is confirmed and effectuated the Company will reduce its operations to a construction materials consulting business and may seek to acquire another business in a related field.

Need for Additional Capital - The Company had cash on hand of $1,265 at year end. Any new business direction will need to be adequately capitalized or will need to seek adequate capital, and there can be no assurance that new capital can be found.

Limited Public Market for Common Stock - There currently is a very limited public market for the Company’s common stock and no assurance can be given that a large public market will develop in the future. The Company’s common stock may be thinly traded, if at all, even if the Company emerges from bankruptcy. If the Company does not emerge from bankruptcy there may be no market at all for its stock.

Our shares of common stock should be considered highly speculative. Prospective investors should consider carefully all risk factors.

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

The Loss of Existing Management and Uncertainty Concerning Future Management - Current management is expected to provide the consulting services the Company expects to offer to clients. The Company has no long term contracts with management and no key man insurance on management. Our performance will be substantially dependent on the ability of management and on our ability to retain that management.

We Do Not Expect to Declare or Pay Any Dividends - We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

Because We Have Suspended Operations, It Is Impossible to Predict Our Future Revenues - As a result of our bankruptcy, our absence of all operations, and our highly uncertain future, we are unable to reasonably forecast our future revenues.

There May Be the Possibility of Volatile Share Prices - The trading price of our common shares may be subject to wide fluctuations. Trading prices of the common shares may fluctuate in response to a number of factors, chief among them the bankruptcy court’s approval or failure to approve a Plan of reorganization. In addition, the stock market in general has experienced extreme price and volume fluctuations, often unrelated or disproportionate to the performance of a company. Broad market and industry factors may adversely affect the market price of the common shares, if a Plan is approved.

Item 7.  Financial Statements

See the Consolidated Financial Statements and related Report of Independent Certified Public Accountants included herewith as pages F-1 through F-29.

Item 8.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

The Company has changed accountants and currently uses the services of Armando C. Ibarra, CPA. The Company’s former accountant was Peterson & Company. There have been no disagreements on financial disclosure with the Company’s past or present accountants.

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

The Directors and Executive Officers of the Company during the fiscal year ended September 30, 2004 were as follows:

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

Dr. Thomas C. Bache, President, CEO and Director since January 1, 2004.

Thomas C. Bache, Ph.D. Dr. Bache joined the Company as President and CEO in 2004. Dr. Bache is an experienced manager and served most recently as Senior Vice President and Group Manager at SAIC, a $6.5 billion per year corporation. He has a strong foundation in composite materials technology, and he completed his Ph.D. at the University of California at San Diego with a thesis on the dynamic response of composite materials.

Item 10.  Executive Compensation

The following table sets forth information concerning compensation of current and former Chief Executive Officers of the Company and other Directors and Executive Officers who received total annual compensation in excess of $100,000 for the fiscal years ended September 30, 2004, 2003, 2002 and 2001: Please refer to the Management Discussion regarding the re-capitalization of consulting fees that were due to Dr. Gilbert Hegemier.

Name	Position	Fiscal Year	Salary ($)	Consulting Fee ($)
Dr.Gilbert A Hegemier	Chairman & Consultant	2004	xx	191,438(accrued)
		2003		53,750(accrued)
		2003		198,000(re-cap)
		2002		296,413(re-cap)
		2001		199,000(re-cap)

Dr. Thomas C. Bache	President, CEO, & Director	2004	168,000 (accrued)

Dr. Michael Perlman	Former CEO, President, Director & Consultant	2001		30,000(accrued)

Mark Olson	Former COO, President, Director & Consultant	2001		34,800

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Dr. Gilbert A. Hegemier was a Director of the Company during the year. He holds 3,584,242 shares of the Company’s Common Stock, which represents approximately 15% beneficial ownership of the Company.

Dr. Thomas C. Bache was also a Director of the Company during the year. He holds 1,000,000 shares of the Company’s Common Stock, which represents approximately 4% beneficial ownership of the Company.

Item 12.  Certain Relationships and Related Transactions

Transactions with Dr. Gilbert A. Hegemier, Dr. Thomas C. Bache, and Affiliates

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

In January 1999, the Company acquired certain intangible assets from Trans-Science Corporation (TSC), a company with common stockholders through July 7, 2000.  Also in January 1999, TSC sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company for $330,000 in cash, an amount significantly less that the cost incurred by Trans-Science Corporation. In addition, during the period ended September 30, 1999, the Company paid Trans-Science Corporation $90,000 for upgrade services on this software.

During the year ended September 30, 2004 the Company issued 1,000,000 shares of common stock with a value of $220,000 as compensation to its President, Thomas C. Bache. The Company also issued 50,000 shares with a value of $8,500 as compensation to another employee.

On January 8, 2001 the Company entered into a promissory note with Dr. Hegemier in the amount of $159,439, another note with him on April 20, 2001 in the amount of $56,965, and another note with him on June 5, 2002 in the amount of $26,584, all with an interest rate of 12% per annum.  As of September 30, 2004 and 2003, there was a principal balance of $0 and $0, and accrued interest in the amount of $0 and $26,053 respectively.

On April 23, 2001 the Company entered into a promissory note with an employee in the amount of $41,945 with an interest rate of 12% per annum. As of September 30, 2004 and 2003, there was a principal balance of $33,376 and $33,376 and accrued interest in the amount of $14,074 and $10,033 respectively.

On January 17, 2002 the Company issued a promissory note payable in the amount of $10,000 plus interest at a rate of 10% per annum, the accrued interest to be paid in the Company’s common stock each quarter. The note was due on January 17, 2003. As of September 30, 2004 the principal balance outstanding was $10,000 and the Company had accrued a liability to issue 2,990 shares of common stock valued at $299.

On June 17, 2002 the Company entered into a promissory note payable to a stockholder in the amount of $3,000 plus interest at the rate of 10% per annum. The note was due on July 17, 2002. As of September 30, 2004 and 2003, there was a principal balance of $3,000 and $3,000 and accrued interest in the amount of $695 and $395 respectively.

On March 8, 2004 The Company issued a promissory note payable in the amount of $300,000 plus interest at a rate of 12% per annum. An officer participated in $50,000 of this amount. The note was due on the earlier of July 9, 2004 or upon a minimum of $500,000 debt or equity financing by the Company and was personally guaranteed by an officer. Warrants were also issued for 500,000 shares of the Company’s common stock. The loan was repaid on July 27, 2004 through proceeds from the financing discussed below.

On July 26, 2004 the Company issued a promissory note payable in the amount of $550,000 plus interest at the rate of 12% per annum to Dr. Hegemier. The note was due on November 23, 2004. Warrants were also issued to purchase 916,667 shares of common stock. Proceeds from this loan were used on July 27, 2004 to fulfill payment on the $300,000 promissory note due July 9, 2004 as noted above.

On September 30, 2004 the Company issued a promissory note payable in the amount of $205,159 plus interest at the rate of 12% per annum to Dr. Bache. The note was issued for a combination of salary unpaid and expenses unreimbursed.

The Company has several consulting agreements with stockholders and officers for management, marketing and technical services which are applied between cost of goods sold and expenses as appropriate. Consulting fees for years ended September 30, 2004 and 2003 were $306,793 and $307,590, respectively.  The balance payable at September 30, 2004 and 2003 was $179,916 and 69,118, respectively.

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

(6)	Incorporated by reference to the referenced document filed as an exhibit to the Company’s Annual Report on Form 10-KSB, Commission File No. 000-24551, filed on January 13, 2001.

(b).                               Reports on Form 8-K.

(1)	Documents related to the filing of a Voluntary Petition for Bankruptcy under Chapter 7 and filed on Form 8-K, Commission File No. 000-24551, on October 12, 2004.

(2)	Documents related to the dismissal of a Voluntary Petition for Bankruptcy under Chapter 7 and filed on Form 8-K, Commission File No. 000-24551, on November 23, 2004.

(3)	Documents related to the Letter of Intent to Acquire Shenyang Holiday Building Company Ltd. filed on Form 8-K, Commission File No. 000-24551, on March 7, 2005.

(4)	Documents related to the filing of a Voluntary Petition for Bankruptcy under Chapter 11 and filed on Form 8-K, Commission File No. 000-24551, on May 9, 2005.

The following Form 8-K reportable items are filed herein:

Form 8-K, Item 4.01, Changes in Registrant’s Certifying Accountant.

The Company has changed its certifying accountant. The Company’s former certifying accountant was Peterson & Company of San Diego, California. The Company’s new certifying accountant is Armando C. Ibarra of Chula Vista, California. There were no disagreements with the former accountants. The change was made on or about March 15, 2005.

Form 8-K, Item 8.01, Other Events

On October 3, 2005 the United States Bankruptcy Court for the Southern District of California confirmed the Chapter 11 Bankruptcy Plan of Reorganization as proposed by the Company. However the Plan was not implemented as a result of the events set forth below under Item 1.02.

Form 8-K, Item 1.02, Termination of a Material Agreement

On August 4, 2006 Management of the Company was informed that Holiday Investments, Inc., the Chinese hotel holding company which, under the Court confirmed Plan of Reorganization, was to be acquired by the Registrant in a ‘reverse takeover,’ was terminating its agreement to be acquired. The Registrant then reported the failure of its Plan of Reorganization to the Court.

Form 8-K, Item 8.01, Other Events

On October 6, 2006 the United States Bankruptcy Court for the Southern District of California, Judge Peter Bowie presiding, order the Registrant to mail an amended Disclosure Statement and amended Plan of Reorganization and ballots to creditors and shareholders, describing the failure of the previous Plan and the Registrant’s proposal to go forward with a variation of its prior business, consulting on the use of high technology composites in the construction industry. The Court also set December 4, 2006 as the date for a new Plan Confirmation hearing.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Composite Solutions, Inc.

Date: June 4, 2007	By:	/s/ Thomas C. Bache

Thomas C. Bache, President & CEO

Pursuant to the requirements of the Securities Exchange Act, of 1934 this report has been signed below by the following person on behalf of the Company and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Thomas C. Bache	President & CEO	June 4, 2007
Thomas C. Bache

ARMANDO C. IBARRA
Certified Public Accountants
A Professional Corporation

Armando C. Ibarra, C.P.A. Armando Ibarra, Jr., C.P.S., JD	Members of the California Society of Certified Public Accountants Members of the American Institute of Certified Public Accountants Registered with the Public Company Oversight Accounting Board

To the Board of Directors
Composite Solutions, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Composite Solutions, Inc. and subsidiaries as of September 30, 2004 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Composite Solutions, Inc. as of September 30, 2003, were audited by other auditors whose report dated January 15, 2004, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Composite Solutions, Inc., and subsidiaries as of September 30, 2004, and the results of their operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed. in Note 14 to the consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ ARMANDO C. IBARRA, CPA
ARMANDO C. IBARRA, CPA

June 17, 2005
Chula Vista, Ca. 91910

371 "E" Street, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

Composite Solutions, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	As of	As of
	September 30,	September 30,
	2004	2003

CURRENT ASSETS
Cash	$1,265	$49,495
Costs in excess of billing	-	6,832
Prepaid expenses	27,152	416
Total Current Assets	28,417	56,743

NET PROPERTY & EQUIPMENT	1,669	649

Other assets
Deposits	15,075	10,071
Intangible, assets, net	-	427,684
Goodwill	-	418,956

TOTAL ASSETS	$45,161	$914,103

See Notes to Financial Statements

Composite Solutions, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	As of	As of
	September 30,	September 30,
	2004	2003

CURRENT LIABILITIES
Accounts payable	$386,656	$266,775
Billings in excess of costs	-	131,169
Line of credit	-	51,887
Employee and director payable	610,902	62,415
Related party payable	80,000	132,205
Related party notes payable	233,227	46,376
Accrued expenses	131,523	181,817
Accrued losses on future contracts	-	3,013
Income taxes payable	14,521	24,881

Total Current Liabilities	1,456,829	900,538

TOTAL LIABILITIES	1,456,829	900,538

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $ 0.0001 par value; 10,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock; $0.0001 par value; 50,000,000 shares authorized
23,565,116 and 21,670,555 shares issued and outstanding as of
September 30, 2004 and 2003, respectively	2,355	2,166
Additional paid in capital	5,742,024	5,120,957
Retained earnings (deficit)	(7,156,047)	(5,109,558)

Total Stockholders' Equity (Deficit)	(1,411,668)	13,565

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$45,161	$914,103

See Notes to Financial Statements

Composite Solutions, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operation
For the Years Ended September 30, 2004 and 2003
and for the Period October 20, 1997 (Inception) to September 30, 2004

			October 20,
			1997
			(Inception)
	Year Ended	Year Ended	through
	September 30,	September 30,	September 30,
	2004	2003	2004

Revenues
Contract revenue	$1,066,972	$365,082	$1,700,738
Materials	-	60,939	101,789
Total revenue	1,066,972	426,021	1,802,527

Cost of Sales
Salaries and consulting fees	19,925	266,004	534,098
Consulting fees - related party	226,541	42,940	378,981
Materials	507,316	74,242	609,804
Total cost of sales	753,782	383,186	1,522,883

GROSS PROFIT	313,190	42,835	279,644

Expenses
Consulting fees	353,285	299,915	994,224
Consulting fees - related party	45,000	264,650	1,072,431
Depreciation and amortization	42,802	50,803	420,932
General and administrative expenses	446,999	193,113	1,541,179
Organizational expenses	-	-	514
Professional fees - other	19,644	65,643	430,193
Professional fees - related party	7,082	10,015	17,097
Salaries	455,427	69,680	1,750,136
Provision for future contract losses	-	3,013	3,013
Impairment loss	804,640	-	1,041,888

Total expenses	2,174,878	956,832	7,271,606

Loss from operations	(1,861,688)	(913,997)	(6,991,962)

See Notes to Financial Statements

Composite Solutions, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operation
For the Years Ended September 30, 2004 and 2003
and for the Period October 20, 1997 (Inception) to September 30, 2004

			October 20,
			1997
			(Inception)
	Year Ended	Year Ended	through
	September 30,	September 30,	September 30,
	2004	2003	2004

Other income (expenses)
Interest income	-	-	8,363
Interest income - forgiveness of debt	45,546	-	63,371
Other income	-	85,258	96,058
Gain on forgiveness of debt	-	-	8,261
Other expenses	-	(14,538)	(22,319)
Loss on disposal of asset	-	-	(190)
Interest expense	(230,347)	(32,778)	(377,094)
Loss on forgiveness of debt	-	-	(11,021)
Total other income (expenses)	(184,801)	37,942	(234,571)

Loss before provision for income taxes	(2,046,489)	(876,055)	(7,226,533)

Provision for income taxes	-	21,681	34,809

Loss from continuing operations	$(2,046,489)	$(897,736)	$(7,261,342)

Discontinued operations
Income from discontinued operations (including gain on
sale of subsidiary in the amount of $ 177,755)	-	-	105,295
Net Loss	$(2,046,489)	$(897,736)	$(7,156,047)

Loss per common share, basic and diluted
Net loss from continuing operations	$(0.09)	$(0.04)	$(0.32)

Income from Discontinued operations	$-	$-	$0.01

Net Loss	$(0.09)	$(0.04)	$(0.31)

Weighted Average number of shares, basic and diluted	22,789,438	20,172,538

See Notes to Financial Statements

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common	Common	Paid -In	Development	Stockholders’
	Shares	Stock	Capital	Stage	Equity

Balance, October 20, 1997 (inception)	-	$-	$-	$-	$-

Common stock issued in exchange for
services	15,233,910	1,521	(2,120)	-	(599)

Common stock issued for cash	5,962,500	599	18,335	-	18,934

Net loss for year ended September 30, 1998				(12,193)	(12,193)

Balance, September 30, 1998	21,196,410	2,120	16,215	(12,193)	6,142

Common stock contributed	(7,896,410)	(790)	790	-	-

Pre-acquisition income	-	-	-	47	47

Common stock issued in acquisition	1,000,000	100	47	(47)	100

Common stock issued for payment of
note payable	200,000	20	999,980	-	1,000,000

Net loss for year ended September 30, 1999				(574,850)	(574,850)

Balance, September 30, 1999	14,500,000	1,450	1,017,032	(587,043)	431,439

Common stock surrendered	(4,300,000)	(430)	430		-

Common stock issued for cash	668,333	67	759,933		760,000

Common stock issued in acquisitions	1,103,371	110	808,668		808,778

Common stock issued for finder’s fee	100,000	10	(10)		-

Common stock issued in exchange
for services	300,000	30	173,970		174,000
-
Net loss for year ended September 30, 2000				(1,090,715)	(1,090,715)

Balance, September 30, 2000	12,371,704	1,237	2,760,023	(1,677,758)	1,083,502

Common stock surrendered	(150,000)	(15)	(93,735)		(93,750)

Common stock issued for cash	725,000	73	244,927		245,000

Common stock issued in exchange for services	1,061,760	106	128,227		128,333

Common stock issued for finder’s fee	200,000	20	(20)		-

Net loss for year ended September 30, 2001				(1,367,322)	(1,367,322)

Balance, September 30, 2001	14,208,464	1,421	3,039,422	(3,045,080)	(4,237)

See Notes to Financial Statements

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity

Balance, September 30, 2001	14,208,464	1,421	3,039,422	(3,045,080)	(4,237)

Common stock issued for cash	2,339,047	234	227,266		227,500

Common stock issued for compensation	1,183,149	118	206,391		206,509

Common stock issued in exchange for services	514,034	51	91,568		91,619

Common stock issued for interest due	47,350	5	5,677		5,682

Net loss for year ended September 30, 2002				(1,166,742)	(1,166,742)

Balance, September 30, 2002	18,292,044	1,829	3,570,324	(4,211,822)	(639,669)

Common stock issued for cash	2,404,696	240	365,060		365,300

Common stock issued to settle accounts payable	582,024	58	70,325		70,383

Common stock issued for services	400,000	40	58,960		59,000

Common stock issued through exercise of options	71,428	7	4,993		5,000

Common stock issued for interest due	90,363	9	14,412		14,421

Common stock issued for compensation	50,000	5	8,495		8,500

Common stock surrendered	(220,000)	(22)	22		-

Recapitalization of accounts payable
and accrued wages	-	-	1,028,366		1,028,366
-
Net loss for year ended September 30, 2003				(897,736)	(897,736)

Balance, September 30, 2003	21,670,555	2,166	5,120,957	(5,109,558)	13,565

Common stock issued to settle accounts payable	377,788	38	108,172		108,210

Common stock issued for services	50,000	5	5,495		5,500

Common stock issued through exercise of options	125,000	13	-		13

Common stock issued for interest due	9,561	1	955		956

Common stock issued for compensation	1,000,000	100	219,900		220,000

Common stock issued for past due royalty late fees	44,733	4	13,186		13,190

Common stock issued for new licensing fee	287,479	29	82,571		82,600

Warrants issued in debt financing	-	-	152,044		152,044

Warrants issued in consulting	-	-	38,744		38,744

Net loss for year ended September 30, 2004				(2,046,489)	(2,046,489)

Balance, September 30, 2004	23,565,116	$2,355	$5,742,024	$(7,156,047)	$(1,411,668)

See Notes to Financial Statements

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flow

		October 20, 1997
		(Inception)
Year Ended	Year Ended	through
September 30,	September 30,	September 30,
2004	2003	2004

Cash flows from operating activities
Net loss	$(2,046,489)	$(897,736)	$(7,156,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,802	50,803	416,905
Loss on disposal of assets	-	-	190
Common stock issued in exchange for services	209,500	59,000	570,680
Common stock issued for interest due	956	14,421	21,059
Common stock issued for compensation	220,000	8,500	529,516
Forgiveness of accounts payable	(45,546)	-	(48,946)
Pre-acquisition income	-	-	47
Loss from discontinued operations	-	-	93,267
Gain on disposal of subsidiary	-	-	(177,755)
Impairment loss	804,640	-	1,041,888
Provision for future contract losses	(3,013)	3,013	-
(Increase) decrease in operating assets
Accounts receivable	-	-	17,493
Related party receivable	-	-	(22,021)
Costs in excess of billings	6,832	(6,832)	-
Inventory	-	-	(2,055)
Prepaid expenses and other assets	(26,736)	(234)	(26,952)
Deposit	(5,004)	-	(15,379)
Increase (decrease) in operating liabilities
Accounts payable	119,881	206,234	1,388,755
Employee and director payable	548,487	255,393	803,880
Billings in excess of costs	(131,169)	86,738	-
Related party payable	186,851	46,528	233,379
Accrued expenses	(50,294)	(26,936)	213,493
Income taxes payable	(10,360)	19,281	18,473
Net cash used in operating activities	(178,662)	(181,827)	(2,100,130)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,820)	-	(31,480)
Acquisition of intangible assets	(19,090)	(5,946)	(650,894)
Loans made to related party	-	-	(10,000)
Repayments of loans to related party	-	-	10,000
Acquisition of subsidiary	-	-	(500,000)
Cash of discontinued operations	-	-	(19,999)
Cash of acquired subsidiaries	-	-	17,261
Net cash used in investing activities	(20,910)	(5,946)	(1,185,112)

See Notes to Financial Statements

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flow

		October 20, 1997
		(Inception)
Year Ended	Year Ended	through
September 30,	September 30,	September 30,
2004	2003	2004

Cash flows from financing activities
Increase (decrease) in line of credit		(1,153)		353	-
Proceeds from notes payable		-		-	1,064,500
Payment of notes payable		(343,753)		(80,500)	(424,253)
Proceeds from note payable to related parties		496,235		2,016	780,416
Payments on note payable to related parties		-		(100,422)	(247,669)
Proceeds from convertible debenture		-		-	500,000
Proceeds from issuance of common stock, net		13		365,300	1,613,513
Net cash provided by financing activities		151,342		186,747	3,286,507

Net increase (decrease) in cash		(48,230)		(1,026)	1,265

Cash, beginning of year		49,495		50,521	-

Cash, end of year		$1,265		$49,495	$1,265

Supplementary disclosures

Cash paid during year for interest		$-		$23,734	$26,085

Cash paid during year for taxes		$-		$2,400	$10,728

Non-cash financing and investing activities

Note payable paid through issuance of common stock	$				$1,000,000

Note payable paid through exercise of option	$			$5,000	$5,000

Investment in subsidiary	$		$		$796,732

Interest on note payable	$		$		$17,825

Forgiveness of interest on note payable	$		$		$(17,825)

Inter-company receivable released in sale of subsidiary	$		$		$22,021

Common stock acquired in sale of subsidiary	$		$		$(93,750)

8% debenture released in sale of subsidiary	$		$		$(500,000)

Note payable released in sale of subsidiary	$		$		$(64,500)

Accrued interest released in sale of subsidiary	$		$		$(28,867)

Common stock issued to settle accounts payable	$		$		$70,383

Recapitalization of accounts payable and accrued wages	$			$(1,028,366)	$(1,028,366)

See Notes to Financial Statements

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2004

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

The Company is in the development stage and its efforts through September 30, 2004 have been principally devoted to raising additional capital and recruiting potential key personnel.  There is no assurance that any benefit will result from such activities.  The Company will continue to incur expenses and losses as it pursues its development efforts.

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

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2004

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2004

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2004

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment (“SFAS 123R). SFAS 123R requires that compensation cost related to share-

based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the third quarter of fiscal year 2005 and thereafter.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2004

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions (“SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the September 30, 2004 presentation.  These changes had no impact on previously reported consolidated results of operations or stockholders’ equity.

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

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2004

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

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30, 2004 and 2003:

	2004	2003

Leasehold improvements	$1,407	$1,407
Office furniture and equipment	183,134	181,311
Software	13,983	13,983
	198,521	196,701
Accumulated depreciation	(196,855)	(196,052)

Property and equipment, net	$1,669	$649

Depreciation expense for the years ended September 30, 2004 and 2003 was $802 and $2,987, respectively.

NOTE 5 - INTANGIBLE ASSETS

Goodwill

On July 7, 2000 the Company acquired 100% of the outstanding shares of common stock of Trans-Science Corporation, a company with common shareholders through July 7, 2000.  The Company recorded goodwill in the amount of $751,636 representing the excess of the cost to acquire Trans-Science Corporation over the historical cost of the net assets acquired.  The goodwill was being amortized over a period of five years.  During the year ended September 30, 2001 the Company recognized a $144,772 impairment loss because circumstances indicated the carrying amount of this goodwill may not be recovered, based upon an estimate of future cash flows. During the year ended September 30, 2004 the Company recognized a $418,956 impairment loss because circumstances indicated the carrying amount of this goodwill may not be recovered, based upon an estimate of future cash flows. At September 30, 2003 goodwill had

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2004

NOTE 5 - INTANGIBLE ASSETS - continued

accumulated amortization of $187,908.  Amortization expense for the period October 20, 1997 (inception) to September 30, 2004 was $187,908.  On October 1, 2001, the Company adopted SFAS No. 142 and since adoption, goodwill is no longer amortized.  At September 30, 2004 and 2003 this goodwill has a net value of $0 and $418,956, respectively.

Other Intangible Assets

On April 20, 1999 the Company entered into a license agreement with the Regents of the University of California San Diego (UCSD) for a license under patent rights to make, use, sell, offer for sale, import licensed products, practice licensed methods, and to use certain technology. The agreement terminates on the later of the expiration date of the longest-lived patent rights or the twenty-first anniversary of effective date.  A license fee of $40,000 was paid upon execution of the agreement.  The Company also paid for one half of all past and future patent costs.  The Company does not expect any future cash flow to be generated and has canceled this license agreement.  At September 30, 2002, patent rights were impaired and a loss was recognized in the amount of $78,497.  The license was being amortized over 17 years and at September 30, 2004 and 2003 this license has a net value of $0.

On August 4, 1999 the Company entered into a second license agreement with UCSD for a license under patent rights to make, use, sell, offer for sale, import licensed products, to practice licensed methods, and to use certain technology. The agreement terminates on the later of the expiration date of the longest-lived patent rights or the twenty-first anniversary of the effective date. A license fee in the amount of $5,000 was paid upon execution of the agreement.  In addition, the Company is obligated to pay for one-half of all past and future patent costs.  Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of the licensed products or a minimum royalty up to $50,000.  The license expires in April 2019 and is being amortized over 20 years.  At September 30, 2004 and 2003 this license has a net value of $ 0 and $91,684, respectively. During the year ended September 30, 2004 the Company recognized a $91,684 impairment loss because circumstances indicated the carrying amount of this goodwill may not be recovered, based upon that the company ceased any operations with this license. Amortization expense for the years ended September 30, 2004 and 2003 and for the period October 20, 1997 (inception) to September 30, 2004 was $0, $5,816, and $21,829, respectively.

At September 30, 2004 and 2003 patent and royalty costs payable on the license agreements was $61,123 and $82,090, respectively.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2004

NOTE 5 - INTANGIBLE ASSETS - continued

 In January 1999 Trans-Science Corporation sold, assigned and transferred all of its rights, title and interest in the Earthquake Retrofit Design Software to the Company for cash in the amount of $330,000.   This purchase price is an amount significantly less than the cost incurred by Trans-Science Corporation.  In addition, during the year ended

September 30, 1999, the Company paid Trans-Science Corporation $90,000 for upgrade services on this software.  The Software was placed in service during the year ended September 30, 2002 and is being amortized over a period of ten years.  Amortization expense for the years ended September 30, 2004 and 2003 was $42,000 and $47,816. At September 30, 2004 these assets were impaired and a loss was recognized in the amount of $294,000.

At September 30, 2004 and 2003 the gross carrying amount and accumulated amortization for acquired intangible assets is as follows:

September 30, 2004	Gross Carrying Amount	Accumulated Amortization

License agreements	$-	$-
Earthquake retrofit design software	-	-
	$-	$-

September 30, 2003	Gross Carrying Amount	Accumulated Amortization

License agreements	$110,828	$19,144
Earthquake retrofit design software	420,000	84,000
	$530,828	$103,144

Amortization expense was $42,000 and $47,816 for the years ended September 30, 2004 and 2003, respectively.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2004

NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized the issuance of ten million (10,000,000) shares of preferred stock, having one hundredth of a cent ($.0001) par value per share.  The Board of Directors of the Company has discretion to determine the rights, preferences and privileges of this preferred stock.  There are no shares of preferred stock issued and outstanding at September 30, 2004 and 2003, respectively.

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

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2004

NOTE 6 - STOCKHOLDERS’ EQUITY - continued

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

During the year ended September 30, 2004, the Company issued 377,788 shares of common stock valued at $108,200 in exchange for accounts payable, 50,000 shares of common stock valued at $5,500 for services, 9,561 shares of common stock valued at $956 for accrued interest, 1,000,000 shares of common stock valued at $220,000 as compensation, 125,000 shares of common stock through the exercise of options in the amount of $38,757. 44,733 shares of common stock valued at $13,190 as Royalty late fees, 287,479 shares of common stock valued at $82,600 as payment on licensing fees. There are 23,565,116 and 21,670,555 shares of common stock issued and outstanding at September 30, 2004 and 2003, respectively.

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

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2004

NOTE 6 - STOCKHOLDERS’ EQUITY - continued

A summary of stock option activity for all plans follows:

Outstanding Options	Shares Available for Grant	Options Outstanding	Exercise Price
Authorized	1,000,000		$0.40-
Granted	(391,428)	1,937,428	$0.07
Exercised	71,428	(221,428)	$0.07
Canceled	120,000	(120,000)	$0.10
Balance, September 30, 2003	800,000	1,596,000	$0.10

At September 30, 2004 there were 1,596,000 exercisable options.

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

	2004	2003
Net loss
As reported	$(2,048,700)	$(897,736)
Proforma	$(2,051,968)	$(901,004)

Loss per share
As reported	$(0.09)	$(0.04)
Proforma	$(0.09)	$(0.04)

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2004

NOTE 6 - STOCKHOLDERS’ EQUITY - continued

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions and results:

	2004		2003

Dividend yield	0.00%		0.00%
Risk free interest rate	2.99%		2.99%
Expected life	5.92	Yrs	5.92	Yrs
Expected volatility	16.21%		16.21%
Estimated fair value of options granted per share	$0.0354		$0.0354

NOTE 7 - LINE OF CREDIT

In the prior year the Company has a business secured open line of credit with a bank in the amount of $50,000. This loan has been paid off by one of the Company’s officers who secured this loan personally. The balance of this loan $29,941 has been transferred as a payable to the officer.

NOTE 8 - COMMITMENTS

The Company and subsidiaries lease office space under a non-cancelable operating lease.  At September 30, 2004, there are future minimum payments under the lease of $37,491 which are due through June 30, 2004.

Rental expense was $49,986 and $48,505 for the years ended September 30, 2004 and 2003, respectively and was $348,974 for the period October 20, 1997 (inception) to September 30, 2004.

As noted in Note 5 - Other Intangible Assets, the Company entered into a second license agreement with UCSD on August 4, 1999 under patent rights to make, use, sell, offer for sale, import licensed products, to practice licensed methods, and to use certain technology.  Under the terms of the agreement, the Company must pay to the licensor a royalty of 1.5% on net sales of the licensed products or a minimum royalty.  For the years ending September 30, 2004 and 2003 and for the period October 20, 1997 (inception) to

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2004

NOTE 8 - COMMITMENTS - continued

September 30, 2003 the company paid minimum royalty associated with this license of $82,600, $30,000, and $60,000, respectively.

NOTE 9 - EARNINGS PER SHARE

The computations of basic and diluted earnings per share from continuing operations for the years ended September 30, 2004 and 2003 and the period October 20, 1997 (inception) to September 30, 2004 were as follows:

	Year Ended September 30,		October 20, 1997 (Inception) to September 30,
	2004	2003	2004
Loss per common share, basic

Numerator
Net loss from continuing operations	$(2,046,489)	$(897,736)	$(7,261,342)
(Loss) income from discontinued operation	—	—	(72,460)
Gain on sale of subsidiary	—	—	177,755
Net loss	$(2,046,489)	$(897,736)	$(7,158,258)

Denominator
Weighted-average shares	22,789,438	20,172,538	16,498,332

For the years ended September 30, 2004 and 2003, and for the period October 20, 1997 (inception) to September 30, 2004 the weighted-average shares of common stock issuable under stock options of 264,579, 264,579, and 72,335, respectively were not included in the calculation of fully diluted earnings per share because their effects would have been antidilutive. Therefore, diluted earnings per share were the same as basic earnings per share at September 30, 2004 and 2003, and for the period October 20, 1997 (inception) to September 30, 2004.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2004

NOTE 10 - INCOME TAXES

At September 30, 2004, the Company has a net operating loss carryforwards for tax purpose of approximately $2,200,000 which expires through the year 2023. The Internal Revenue Code contains provisions which may limit the loss carryforward available if significant changes in stockholder ownership of the Company occur.

The components of the provision for income taxes for the years ended September 30, 2004 and 2003 are as follows:

	2004	2003
Current
Federal	$12,921	$12,921
State	11,960	11,960
	24,881	24,881
Deferred
Federal	—	—
State	—	—
	—	—
Provision for income taxes	$24,881	$24,881

The components of the net deferred tax assets were as follows:

	September 30,
	2004	2003
Deferred tax assets
Start-up costs	$1,248,971	$1,248,971
Organization costs	398	398
Syndication costs	1,168	1,168
Penalties	8,158	6,257
Impairment loss	406,728	62,020
Accrued vacation/other accruals	-	2,742
Depreciation/amortization	-	-
Net operating loss	1,374,967	927,251
	3,040,832	2,248,807
Deferred tax liabilities State income taxes	179,692	152,734
	2,861,069	1,739,313
Less valuation allowance	(2,861,069)	(1,739,313)
Net deferred tax assets	$—	$—

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2004

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

Stock-Based Compensation

During the years ended September 30, 2004 and 2003, the Company issued 1,000,000 and 50,000 shares of common stock with value of $220,000 and $8,500, respectively, to certain employees in exchange for compensation.

Notes Payable

On January 8, 2001, the Company entered into a promissory note with an officer in the amount of $159,439 and again with the same officer on April 20, 2001 and June 5, 2002 in the amount of $56,965 and 26,584, respectively. Terms required principal to be advanced in various amounts, accrue interest at 12%, and the principal and interest were to be paid nine months from the date of latest advance. As of September 30, 2004 and 2003, there was a principal balance outstanding in the amount of $0 and $0 and accrued interest in the amount of $0 and $26,053, respectively.

On April 23, 2001, the Company issued a promissory note payable to an employee in the amount of $41,945. The principal is to be advanced to the Company in various amounts.  As of September 30, 2004 and 2003, there was a principal balance outstanding in the amount of $33,376 and $33,376 and accrued interest in the amount of $14,074 and $10,033, respectively.  Principal and interest at 12% are to be paid nine months from the date of the latest advance.

On March 8, 2004, the Company issued a promissory note payable in the amount of $300,000, plus interest at a rate of 12% per annum. An officer and stockholder is participating in $50,000 of this loan amount. The note is due on the earlier of July 9, 2004 or upon a minimum of $500,000 of debt or equity financing by the Company and is personally guaranteed by a stockholder. Warrants were issued to purchase 300,000 and 200,000 shares of common stock with exercise prices at 75% or 100% of the Company’s next offering of equity or convertible debt securities, respectively or $.25 per share, whichever is less. The warrants were valued at $93,293 and are recorded as a discount to

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2004

NOTE 11 - RELATED PARTY TRANSACTIONS - continued

the debt. The note provided net proceeds in the amount of $266,000, net of debt issue costs of $34,000. The net carrying amount of the debt at June 30, 2004 was $290,686, the amount due at maturity, adjusted for unamortized discount and cost of issuance. The loan was paid off on July 27, 2004 through proceeds from financing noted in related party transactions footnote 11.

On January 17, 2002, the Company issued a promissory note payable to a stockholder in the amount of $10,000, plus interest at a rate of 10% per annum.  The accrued interest shall be paid in the Company’s common stock each quarter.  The note is due on January 17, 2003.  As of September 30, 2003 and 2002 principal in the amount of $10,000 was outstanding.  As of September 30, 2004 the Company has accrued a liability to issue 2,990 shares of common stock valued at $299.

On June 17, 2002, the Company issued a promissory note payable to a stockholder in the amount of $3,000, plus interest at a rate of 10% per annum.  The note is due on July 17, 2002.  As of September 30, 2004 and 2003, there was a principal balance outstanding in the amount of $3,000 and $3,000 and accrued interest in the amount of $695 and $395, respectively.

On July 26, 2004 the Company issued a promissory note payable in the amount of $550,000, plus interest at a rate of 12% per annum to an officer and stockholder of the company. The note is due on November 23, 2004. Warrants were issued to purchase 550,000 and 366,667 shares of common stock with exercise prices at 75% or 100%, of the Company’s next offering of equity or convertible debt securities, respectively or $.25 per share, whichever is less. The warrants are valued at $58,751 and will be recorded as a discount to the debt. The note provides net proceeds in the amount of $514,250, net of debt issuance costs of $35,750. Proceeds from this loan were used on July 27, 2004 to fulfill payment on the $300,000 promissory note due July 9, 2004 as noted in footnote 10.

On September 30, the Company issued a promissory note payable in the amount of $205,159.34, plus interest at a rate of 12% per annum to an officer and stockholder of the company. The note is due on June 30, 2005. The note was issued as payment for advances in various advances and accrued services.

Consulting Agreements

 The Company has several consulting agreements with stockholders and officers for management, marketing and technical services which are applied between cost of goods sold and expenses as appropriate. Consulting fees for years ended September 30, 2004 and 2003 were $306,793 and $307,590, respectively.  The balance payable at September 30, 2004 and 2003 was $179,916 and 69,118, respectively

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2004

NOTE 11 - RELATED PARTY TRANSACTIONS - continued

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

On July 3, 2001 Michael Perlman, president and chief executive officer of Ace International Domaine was appointed president and chief executive officer of the Company.  Initial compensation for prior and continuing services in the amount of $30,000 will offset the $17,500 for the Ace International Domaine portion of the non-refundable engagement fee. In a recent correspondence Mr. Perlman has submitted that he is owed $ 46,500 the company feels that Mr. Perlman is in error and feels they do not need a reserve for the difference.

On November 30, 2001, Michael Perlman resigned from the Company.  The $30,000 balance for the initial compensation remains an unpaid liability of the Company at September 30, 2003.

NOTE 12 - CANCELLATION OF CONSULTING AGREEMENT

On January 28, 2002 the Company entered into an agreement with a consultant to assist the Company developing market demand for composite technologies.  According to the terms of the agreement, the Company agreed to pay the consultant $10,000 per month, payable in installments of $5,000 per month, with any unpaid balance due upon specific performance defined in the agreement.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2004

NOTE 12 - CANCELLATION OF CONSULTING AGREEMENT - continued

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

NOTE 14 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $2,046,200 and $897,736 for the years ended September 30, 2004 and 2003, respectively and losses of $7,155,758 accumulated from October 20, 1997 (inception) to September 30, 2004. In addition the Company’s current liabilities exceed current assets by $1,402,378 at September 30, 2004. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently seeking additional capital to allow it to begin its planned operations.  Management believes the Company’s sales and marketing efforts will

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2004

NOTE 14 - GOING CONCERN - continued

partially reduce the negative impact of accumulated losses.    In addition, the Company continues its efforts to re-capitalize accounts payable into stockholders’ equity and negotiate reductions in other accounts payable (see note 15).

NOTE 15 - SUBSEQUENT EVENTS

As of October 1, 2004 the Company has discontinued any regular business and has moved out of its offices and filed a voluntary petition for bankruptcy under chapter 7 on October 11, 2004. The case was voluntarily dismissed by order entered on November 18, 2004, and the Company announced at that time that it was pursuing other options for reorganizing the corporation and acquisition of another operating entity. On May 5, 2005 the Company filed a voluntary petition for bankruptcy under Chapter 11. The Company has a potential investor who will bring the Company out of Bankruptcy but no assurance can be made at this time until all claims have been settled in court.

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2004		September 30, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash	$1,265	$1,265	$49,495	$49,495
Accounts payable	386,656	386,656	266,775	266,775
Related party accounts payable	690,902	690,902	194,620	194,620
Line of credit	-	-	51,887	51,887
Related party notes payable	233,227	233,227	46,376	46,376
Accrued expenses	131,523	131,523	315,999	315,999