Form 10QSB
period 2004-12-31
COMPOSITE SOLUTIONS INC
filed 2007-07-12
CIK 1061822

SECURITIES & EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

[  ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 000-24551

COMPOSITE SOLUTIONS, INC.
(Name of Small Business Issuer in its Charter)

Florida	65-0790758
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.

7730 Herschel Street, Suite L, La Jolla, CA 92037
(Address and zip code of principal executive office)

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days.  Yes ☐   No  ☒

 As of December 31, 2004, 23,715,167 shares of Common Stock were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated financial statements contain information regarding the Company’s balance sheet, profit & loss, shareholder’s equity, and cash flow for the quarter ended December 31, 2004.

Composite Solutions, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	As of	As of
	December 31,	September 30,
	2004	2004
	( Unaudited)	( Audited)
CURRENT ASSETS
Cash	$5,990	$1,265
Costs in excess of billing		-
Prepaid expenses	22,129	27,152

Total Current Assets	28,119	28,417

NET PROPERTY & EQUIPMENT	-	1,669

Other assets
Deposits	-	15,075
Intagible, assets, net		-
Goodwill		-

TOTAL ASSETS	$28,119	$45,161

CURRENT LIABILITIES
Accounts payable	$424,927	$386,656
Billings in excess of costs	-	-
Line of credit	-	-
Emloyee and director payable	638,977	610,902
Related party payable	80,000	80,000
Note payable	-	-
Related party notes payable	244,955	233,227
Accrued expenses	130,423	131,523
Accrued losses on future contracts	-	-
Income taxes payable	14,521	14,521

Total Current Liabilities	1,533,803	1,456,829

TOTAL LIABILITIES	1,533,803	1,456,829

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $ 0.0001 par value; 10,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock; $0.0001 par value; 50,000,000 shares authorized
23,565,116 and 23,565,116 shares issued and outstanding as of
December 30, 2004 and 2003, respectively	2,355	2,355
Additional paid in capital	5,742,024	5,742,024
Retained earnings (deficit)	(7,250,063)	(7,156,047)

Total Stockholders' Equity (Deficit)	(1,505,684)	(1,411,668)

LIABILITES & STOCKHOLDERS' EQUITY (DEFICIT)	$28,119	$45,161

See Notes to Financial Statements

Composite Solutions, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operation
For the Three Months Ended December 31, 2004 and 2003
and for the Period October 20, 1997 (Inception) to December 31, 2004 (unaudited)

			October 20,
			1997
	Three	Three	(Inception)
	Months Ended	Months Ended	through
	December 31,	December 31,	December 31,
	2004	2003	2004

Revenues
Contract revenue	$-	$687,170	$1,700,738
Materials	-	-	101,789
Total revenue	-	687,170	1,802,527

Cost of Sales
Salaries and consulting fees	-	15,600	534,098
Consulting fees - related party	-	52,165	378,981
Materials	-	470,469	609,804
Cost of sales	-	538,234	1,522,883

GROSS PROFIT	-	148,936	279,644

Expenses
Consulting fees	-	-	994,224
Consulting fees - related party	-	16,250	1,072,431
Depreciation and amortization	-	12,631	420,932
General and administrative expenses	19,515	27,110	1,560,694
Organizational expenses	-	-	514
Professional fees - other	6,061	1,001	436,254
Professional fees - related party	34,327	381	51,424
Salaries	-	10,920	1,750,136
Provision for future contract losses	-	-	3,013
Impairment loss	-	-	1,041,888

Total expenses	59,903	68,293	7,331,509

Loss from operations	(59,903)	80,643	(7,051,865)

See Notes to Financial Statements

Composite Solutions, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operation
For the Three Months Ended December 31, 2004 and 2003
and for the Period October 20, 1997 (Inception) to December 31, 2004 (unaudited)

Other income (expense)
Interest income	-	-	8,363
Interest income - forgiveness of debt	-	-	63,371
Other income	975	-	97,033
Gain on forgiveness of debt	-	-	8,261
Other expenses	-	(1,133)	(22,319)
Loss on disposal of asset	(759)	-	(949)
Interest expense	(33,529)	(2,122)	(410,623)
Loss on forgiveness of debt	-	-	(11,021)
Total other income (expense)	(33,313)	(3,255)	(267,884)

Loss before provision for income taxes	(93,216)	77,388	(7,319,749)

Provision for income taxes	800.00	1,800	35,609

Net income (loss) from operations	$(94,016)	$75,588	$(7,355,358)

Discontinued operations
Income from discontinued operations (including gain on
sale of subsidiary in the amount of $ 177,755)	-	-	105,295
Net Loss	$(94,016)	$75,588	$(7,250,063)

Loss per common share, basic and diluted
Net loss from continuing operations	$(0.00)	$0.00	$(0.31)

Income from Discontinued operations	$-	$-	$0.00

Net Loss	$(0.00)	$0.00	$(0.31)

Weighted Average number of shares, basic and diluted	23,565,116	21,670,555	-

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

See Notes to Financial Statements

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity

Balance, September 30, 2001	14,208,464	1,421	3,039,422	(3,045,080)	(4,237)

Common stock issued for cash	2,339,047	234	227,266		227,500

Common stock issued for compensation	1,183,149	118	206,391		206,509

Common stock issued in exchange for services	514,034	51	91,568		91,619

Common stock issued for interest due	47,350	5	5,677		5,682

Net loss for year ended September 30, 2002				(1,166,742)	(1,166,742)

Balance, September 30, 2002	18,292,044	1,829	3,570,324	(4,211,822)	(639,669)

Common stock issued for cash	2,404,696	240	365,060		365,300

Common stock issued to settle accounts payable	582,024	58	70,325		70,383

Common stock issued for services	400,000	40	58,960		59,000

Common stock issued through exercise of options	71,428	7	4,993		5,000

Common stock issued for interest due	90,363	9	14,412		14,421

Common stock issued for compensation	50,000	5	8,495		8,500

Common stock surrendered	(220,000)	(22)	22		-

Recapitalization of accounts payable
and accrued wages	-	-	1,028,366		1,028,366

Net loss for year ended September 30, 2003				(897,736)	(897,736)

Balance, September 30, 2003	21,670,555	2,166	5,120,957	(5,109,558)	13,565

Common stock issued for cash					-

Common stock issued to settle accounts payable	377,788	38	108,172		108,210

Common stock issued for services	50,000	5	5,495		5,500

Common stock issued through exercise of options	125,000	13	-		13

Common stock issued for interest due	9,561	1	955		956

Common stock issued for compensation	1,000,000	100	219,900		220,000

Common stock issued for past due royalty late fees	44,733	4	13,186		13,190

Common stock issued for new licensing fee	287,479	29	82,571		82,600

Warrants issued in debt financing	-	-	152,044		152,044

Warrants issued in consulting	-	-	38,744		38,744

Net loss for year ended September 30, 2004				(2,046,489)	(2,046,489)

Balance, September 30, 2004	23,565,116	$2,355	$5,742,024	$(7,156,047)	$(1,411,668)

Net loss for 3 months ended December 31, 2004				(94,016)	(94,016)

Balance, December 31, 2004	23,565,116	$2,355	$5,742,024	$(7,250,063)	$(1,505,684)

See Notes to Financial Statements

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flow (unaudited)

October 20, 1997
Three	Three	(Inception)
Month Period	Month Period	through
December 31,	December 31,	December 31,
2004	2003	2004

Cash flows from operating activities
Net loss	$(94,016)	$75,588	$(7,250,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	12,631	420,932
Loss on disposal of assets	-	-	190
Amortization of discount on notes payable		-	23,802
Common stock issued in exchange for services	-	-	508,134
Common stock issued for interest due	-	-	21,059
Common stock issued for compensation	-	-	529,516
Warrants issued for consulting		-	38,744
Forgiveness of accounts payable	-	-	(48,946)
Pre-acquisition income	-	-	47
Loss from discontinued operations	-	-	93,267
Gain on disposal of subsidiary	-	-	(177,755)
Impairment loss	-	-	1,041,888
Provision for future contract losses	-	-	-
(Increase) decrease in operating assets	-
Accounts receivable	-	(274,605)	-
Related party receivable	-	-	-
Costs in excess of billings	-	4,869	-
Inventory	-	-	-
Prepaid expenses and other assets	5,023	(1,370)	(22,129)
Employee advances	-	-	-
Deposit	15,075	46	-
Increase (decrease) in operating liabilities
Accounts payable	38,272	2,530	1,416,312
Employee and director payable	28,075	18,177	831,955
Billings in excess of costs	-	193,392	-
Related party payable	11,728	151,811	245,107
Accrued expenses	(1,100)	(28,914)	212,393
Income taxes payable	-	(4,896)	18,473
Net cash used in operating activities	3,057	149,259	(2,097,074)

Cash flows from investing activities
Purchase of property, plant and equipment	1,669	-	(29,811)
Acquisition of intangible assets	-	(5,229)	(650,894)
Loans made to related party	-	-	(10,000)
Repayments of loans to related party	-	-	10,000
Acquisition of subsidiary	-	-	(500,000)
Cash of discontinued operations	-	-	(19,999)
Cash of acquired subsidiaries	-	-	17,261
Net cash used in investing activities	1,669	(5,229)	(1,183,443)

See Notes to Financial Statements

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flow (unaudited)

October 20, 1997
Three	Three	(Inception)
Month Period	Month Period	through
December 31,	December 31,	December 31,
2004	2003	2004

Cash flows from financing activities
Increase (decrease) in line of credit		-		(1,153)	-
Proceeds from notes payable		-		-	1,064,500
Payment of notes payable		-		(2,007)	(424,253)
Proceeds from note payable to related parties		-		-	780,416
Payments on note payable to related parties		-		-	(247,669)
Proceeds from convertible debenture		-		-	500,000
Proceeds from issuance of common stock, net		-		-	1,613,513
Net cash provided by financing activities		-		(3,160)	3,286,507

Net increase (decrease) in cash		4,726		140,870	5,990

Cash, beginning of year		1,265		49,495	-

Cash, end of year		$5,991		$190,365	$5,990

Supplementary disclosures

Cash paid during year for interest		$-		$1,052	$26,085

Cash paid during year for taxes		$-		$6,696	$10,728

Non-cash financing and investing activities

Note payable paid through issuance of common stock	$		$		$1,000,000

Note payable paid through exercise of option	$			$-	$5,000

Investment in subsidiary	$		$		$796,732

Interest on note payable	$		$		$17,825

Forgiveness of interest on note payable	$		$		$(17,825)

Inter-company receivable released in sale of subsidiary	$		$		$22,021

Common stock acquired in sale of subsidiary	$		$		$(93,750)

8% debenture released in sale of subsidiary	$		$		$(500,000)

Note payable released in sale of subsidiary	$		$		$(64,500)

Accrued interest released in sale of subsidiary	$		$		$(28,867)

Common stock issued to settle accounts payable	$		$		$70,383

See Notes to Financial Statements

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flow (unaudited)

October 20, 1997
Three	Three	(Inception)
Month Period	Month Period	through
December 31,	December 31,	December 31,
2004	2003	2004

Recapitalization of accounts payable and accrued wages	$	$(1,028,366)	$(1,028,366)

Line of credit converted into note payable	$	$49,752	$49,752

Common stock issued for intangible assets	$	$-	$82,600

Warrants issued for discount on note payable	$	$-	$-

See Notes to Financial Statements

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2004

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

As of October 1, 2004 the Company discontinued any regular business activity. On October 11, 2004 the Company moved out of its offices and filed a voluntary petition for bankruptcy under Chapter 7. The case was voluntarily dismissed by order entered on November 18, 2004, and the Company announced at that time that it was pursuing other options for reorganizing the corporation via acquisition of another operating entity. On May 5, 2005 the Company filed a voluntary petition for bankruptcy under Chapter 11.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and according to regulatory requirements of Article 10 of Regulation S-X for form 10-QSB.  Accordingly, the unaudited financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States and should be read in conjunction with Form 10-KSB for the fiscal year ended September 30, 2004.

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

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2004

Revenue Recognition

Revenues derived from contracts are accounted for on the percentage-of-completion method of accounting.  Revenue is recognized based on a ratio of the actual cost of work performed to a current estimate of the total cost to complete a respective contract. The company had no revenue during the period.

Expected profits realized on contracts are based on the difference between estimates of total contract revenues and costs of completion.  These estimates are reviewed and revised periodically throughout the contract term, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made.  Profits are recognized as the contract phase of the work is completed.  Losses on contracts are recorded in full as they are identified. The company had no contracts in progress during the period.

Revenues from the sale of materials are recognized when shipped and in the consolidated statements of operations for the period October 20, 1997 (inception) to December 31, 2004 are included in income from discontinued operations.

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

Stock Based Compensation

In accordance with the provisions of SFAS 123, the Company follows the intrinsic value based method of accounting as prescribed by APB 25, Accounting for Stock Issued to Employees , for its stock-based compensation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the December 31, 2003 presentation.  These changes had no impact on previously reported consolidated results of operations or stockholders’ equity.

NOTE 2 - EARNINGS PER SHARE

At December 31, 2004 and 2003 there were 1,596,000 and 100,000 weighted average number of options to purchase shares of common stock not included in the calculation of diluted earnings per share for the three months then ended, and for the period October 20, 1997 (inception) to December 31, 2004, respectively.  The options were not included in diluted earnings per share because they would have been antidilutive.

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Payable, Consulting Fees, Materials, and Professional Fees

The Company has and expects to continue to have transactions, including advances and notes payable, with its officers, directors, stockholders, and their affiliates.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2004

Notes Payable

On April 23, 2001, the Company issued a promissory note payable to an employee in the amount of $41,945. The principal is to be advanced to the Company in various amounts.  As of December 31, 2004 and September 30, 2004, there was a principal balance outstanding in the amount of $33,376 and accrued interest in the amount of $15,075 and $14,074, respectively.  Principal and interest at 12% are past due, payable nine months from the date of the latest advance.

On January 17, 2002, the Company issued a promissory note payable to a stockholder in the amount of $10,000, plus interest at a rate of 10% per annum.  The accrued interest shall be paid in the Company’s common stock each quarter.  The note was originally due on January 17, 2003 and has been extended to January 17, 2005 under the same terms.  As of December 31, 2004 and September 30, 2004, principal in the amount of $10,000 was outstanding.  As of December 31, 2004 the Company has accrued a liability to issue 5,480 shares of common stock valued at $548

On June 17, 2002, the Company issued a promissory note payable to a stockholder in the amount of $3,000, plus interest at a rate of 10% per annum.  The note was due on July 17, 2002.  As of December 31, 2004 and September 30, 2004, there was a principal balance outstanding in the amount of $3,000 and accrued interest in the amount of $770 and $695, respectively.  The note is past due.

On September 30, the Company issued a promissory note payable in the amount of $205,159.34, plus interest at a rate of 12% per annum to an officer and stockholder of the company. The note is due on June 30, 2005. The note was issued as payment for advances in various advances and accrued services.
As of December 31, 2004 and September 30, 2004, there was a principal balance outstanding in the amount of $205,159.34 and accrued interest in the amount of $5,129 and $0, respectively.

Agreements

The Company has several consulting agreements with stockholders and officers for management, marketing and technical services which are applied between cost of goods sold and expenses as appropriate. Consulting fees for the three months ended December 31, 2004 and 2003 were $34,327 and $68,415, respectively.  The balance payable at December 31, 2004 and September 30, 2004 was $213,943 and $179,616, respectively.

NOTE 4 - CONCENTRATIONS OF CREDIT RISK

The Company maintains some of its cash in bank deposit accounts, which may be uninsured or exceed the federally insured limits. No losses have been experienced related to such accounts. The Company believes it places its cash with quality financial institutions and is not exposed to any significant concentrations of credit risk on cash.

For the three months ended December 31, 2004 and 2003, and for the period October 20, 1997 (inception) to December 31, 2004, one customer located in Korea accounted for approximately 0%, 100% and 48% of consolidated sales, respectively.

NOTE 5 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $94,016 and $2,046,200 for the period ending December 31, 2004 and the year ended September 30, 2004, respectively and losses of $7,250,063 accumulated from October 20, 1997 (inception) to September 30, 2004. In addition the Company’s current liabilities exceed current assets by $1,505,684 at December 31, 2004. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2004

NOTE 6 - Bankruptcy

As of October 1, 2004 the Company discontinued any regular business activity. On October 11, 2004 the Company moved out of its offices and filed a voluntary petition for bankruptcy under Chapter 7. The case was voluntarily dismissed by order entered on November 18, 2004, and the Company announced at that time that it was pursuing other options for reorganizing the corporation via acquisition of another operating entity. On May 5, 2005 the Company filed a voluntary petition for bankruptcy under Chapter 11. The Company has proposed a Plan of Reorganization which has been approved by a majority in interest of the Company’s creditors and equity interest holders. The Bankruptcy Court confirmed the Plan on December 11, 2006.

Item 2. Management’s Discussion and Analysis

General Overview

Composite Solutions, Inc. (“CSI or the Company”) filed a voluntary petition for protection and liquidation under Chapter 7 of the United States Bankruptcy Code on October 11, 2004 and suspended all business operations at that time. The case was voluntarily dismissed by order entered on November 18, 2004. The company announced at that time that it would not soon resume its former operations but was pursuing other options for reorganizing the corporation via a Chapter 11 Bankruptcy. Prior to filing its petition for bankruptcy CSI was a development stage company licensing and distributing composite materials technology, engineering services, and special applications for use in the civil engineering and civil construction markets. After emerging from bankruptcy on November 18, 2004 the Company’s only activity consisted of exploring possibilities for restructuring with the goal of providing value for CSI shareholders and the prospect of repayment for CSI creditors. The Company filed a second petition for bankruptcy, this one under Chapter 11, on May 5, 2005. On December 11, 2006 the Court entered an order confirming KIPS's proposed Plan of Reorganization. Other information concerning the Plan required under this Item 1.03, section (b)
is as follows:

(1)	Identity of the Court: The U.S. Bankruptcy Court for the Southern District of California.

(2)	Date of Order: December 11, 2006.

(3)
Summary of the Plan: This summary highlights only portions of the Plan and is not a complete description of  the Plan. This summary is qualified in its entirety by reference to the full text of the Plan.

The Plan calls for the Debtor to borrow up to $350,000 from various individuals and entities. This financing will provide the Debtor with sufficient capital to effectuate the proposed Plan and to make the payments required under the Plan.

In return for the borrowed funds the Debtor will issue Promissory Notes which shall be five year notes bearing interest at a rate of 4% per annum. Within 25 days after entry of the Order Confirming the Plan, holders of the Debtor’s Notes may elect to convert such Notes to Units at a ratio of two (2) Units per one (1) dollar of loan principal. Each Unit will consist of one share of the Reorganized Debtor’s post-consolidation common stock, one “Class A Warrant” entitling the holder to purchase one share for $2.00, one “Class B Warrant” entitling the holder to purchase one share for $3.00, and one “Class C Warrant” entitling the holder to purchase one share for $4.00, all shares being post-consolidation shares of the Reorganized Debtor’s common stock. The Reorganized Debtor will have the option to extend the Warrant exercise period, to reduce the Warrant exercise price, or to call the Warrants on 30 days notice. In the event of a stock split or reverse stock split the Warrants will be split or reverse split and their exercise price adjusted accordingly. The Warrants are detachable from the Units and may trade separately from the common stock.

As set forth above, the Debtor will be required to make payments under the Plan totaling approximately $250,401, of which approximately $58,967 is for first priority administrative claims which have already been paid, approximately $6,434 will be for eighth priority tax claims, $162,364 will be for creditors holding unsecured, nonpriority claims, and $22,636 will be for legal fees of the OCC. Thus, the Debtor will be required to have available for Disbursements a minimum of $191,434 prior to Confirmation. Disbursements to unsecured creditors, pursuant to the terms of the Plan, shall be made from the Unsecured Creditors Account as soon as practicable after the Order Confirming the Plan.

The Plan contemplates that ownership of the Reorganized Debtor will be allocated as follows: (a) 175,000 Post-Consolidation Common Shares to Class 1 nonpriority unsecured Creditors; (b) 25,000 Post-Consolidation Common Shares to be retained by current holders of Pre-Consolidation Common stock; (c) up to 700,000 Units to administrative lenders in exchange for debt under Notes; (d) 100,000 Units to Debtor’s attorney, Daniel C. Masters, as a success fee for approval of the Plan.

Thus the Reorganized Debtor expects to have 300,000 Shares of Post-Consolidation Common Stock outstanding after the Plan is confirmed, including 100,000 Units, each consisting of one (1) share and three (3) warrants. Additionally, the Reorganized Debtor expects to have notes outstanding convertible to another 700,000 Units. If all notes were converted, the Reorganized Debtor would then have 1,000,000 shares of post-consolidation Common Stock outstanding, plus warrants to purchase an additional 2,400,000 shares.

The Plan further contemplates that the Reorganized Debtor will completely divest itself of its two subsidiary corporations, TSC and CSN. The Reorganized Debtor will accomplish this by issuing: (a) 175,000 Common Shares in each of TSC and CSN to the Debtor’s Class 1 Creditors; (b) 25,000 Common Shares in each of TSC and CSN to Debtor’s Class 2 Interest Holders; and (c) 100,000 Convertible Preferred Shares to Debtor’s attorney, Daniel C. Masters, as a success fee for approval of the Plan. Any shares still held in TSC or CSN by the Reorganized Debtor after these distributions will be cancelled and there will be no further relationship between or among the Debtor and its former subsidiaries. Concurrent with the distribution of shares in TSC and CSN, TSC will acquire SIS by issuing a total of 2,000,000 shares of TSC Common Stock to the owners of SIS, and CSN will acquire LEE by issuing a total of 2,000,000 shares of CSN Common Stock to the owners of LEE.

Thus TSC expects to have 2,200,000 Shares of Common Stock and 100,000 Shares of Convertible Preferred Stock outstanding after the acquisition of SIS is completed, and CSN expects to have 2,200,000 Shares of Common Stock and 100,000 Shares of Convertible Preferred Stock outstanding after the acquisition of LEE is completed.

(4)
Number of Shares or Other Units Issued: A total of 1,025,000 common shares in the Registrant have been issued under the Plan, and the total number of common shares now issued and outstanding is 1,050,203. No preferred shares are issued and  outstanding. In addition, the Registrant issued 800,000 "A" warrants, 800,000 "B" warrants and 800,000 “C” warrants pursuant to the Plan. Each warrant allows the holder to acquire one share of common stock. No other warrants or options are outstanding.

(5)	Assets and Liabilities of the Registrant when Plan was Confirmed: At the time the Plan was confirmed the Registrant had assets of approximately $23,033 and liabilities of approximately $1,694,332.

Business Areas

Prior to October 11, 2004 the Company marketed advanced fiber reinforced polymer materials and technologies in four primary areas. These are: 1) Force Protection/Homeland Security; 2) Seismic Retrofits and Structural Upgrades; 3) Infrastructure Renewal; and 4) New Construction. In each area CSI product lines include design services, FRP material systems, data bases, design methodologies, and design software for civil structures such as buildings, bridges, roadways, and pipelines.

Critical Accounting Policies and Estimates

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

Results of Operations

The Company ceased all operations on the eleventh day of the first quarter (ending December 31, 2004) of the Company’s current fiscal year, and it had minimal operations, no sales, and no revenue during the eleven days prior to closure of its business. The Company did incur various expenses during the period associated with the closure of its office, filing of its bankruptcy petition, and management expenses.

Revenue- The Company had no revenue for the three months ended December 31, 2004 The Company should be considered a bankrupt public shell.

Cost of Sales - The Company had no sales and thus no cost of sales for the three months ended December 31, 2004. The Company should be considered a bankrupt public shell.

Gross Profit -The Company had no gross profit for the three months ended December 31, 2004. The Company did post a loss, primarily because of ongoing management costs associated with the attempt to find a viable acquisition target. The Company should be considered a bankrupt public shell.

Net Income - The Company posted a loss during the quarter, primarily because of ongoing management costs associated with the attempt to find a viable restructuring and interest expenses. The Net Loss for the period totaled $94,016. The Company should be considered a bankrupt public shell.

Stockholders’ Equity

At December 31, 2004, the Company had current assets of $28,119 and current liabilities of $1,533,803, for a net deficit of $1,505,684, approximately $94,000 larger than the $1,411,668 working capital deficit (current assets - current liabilities) at September 30, 2004.

Liquidity and Capital Resources

At December 31, 2004, the Company had current assets of $28,119 including cash of $5,990, and current liabilities of $1,533,803, and no reasonable prospects for raising the capital necessary to continue in business. It was this lack of liquidity and capital resources that caused the Company to file its petition for bankruptcy.

Related Party Debt Obligations

The following payment obligations are due to related parties. These amounts are included in accounts payable as well as other current liabilities.

	Relation
Employee and director payable
Gilbert Hegemier	Officer		$191,438
Anna D’Amico	Employee		14,423
Thomas Bache	Officer		45,272
Total			$250,170
Related party payable
Blanchard, Krasner & French	Stockholder		$9,865
Smaha & Daley	Stockholder	x	19,223
UC Regents	Stockholder		61,248
Jang Lee	Stockholder		110,816
Other	Stockholder		6,368
Other	Stockholder		2,300
Total			$209,820
Accrued expenses and related party notes payable
Loan P&I	Officer/Stockholder		$210,288
Loan P&I	Officer/Stockholder		547,285
Loan P&I	Stockholder		10,252
Loan P&I	Stockholder		47,450
Loan P&I	Stockholder		3,695
Total			$818,970

Management

The Company’s founder, Chairman, and Director, Dr. Gilbert Hegemier, resigned on October 11, 2004, the same date the Company filed its voluntary petition for bankruptcy. Dr. Thomas Bache, President and CEO, remained as the sole officer and director of CSI and worked during the quarter to find a way to restructure the business.

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

The Company’s ability to predict projected results or the effect of certain events on the Company’s operating results is inherently uncertain.  Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors, any or all of which have in the past and could in the future affect the ability of the Company to achieve its anticipated results and could cause actual results to differ materially from those discussed herein: (1) the fact that the Company has recently declared bankruptcy, (2) the fact that the Company has ceased all operations and no longer markets any products or services whatsoever, (3) the fact that the survival of the Company is dependent upon its ability to restructure and operate a profitable business. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward—looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Risks

Need to Develop an Operating Business - The Company’s future is subject to substantial risks and uncertainties. The Company has ceased all ongoing business activities and has previously declared bankruptcy but was no longer under the protection of the Bankruptcy Court at the end of the first quarter. The Company’s ability to continue is wholly dependent on developing a viable business, and there can be no assurance that the Company will be successful in this effort.

Need for Additional Capital - The Company has previously declared bankruptcy and noted that it was unable to acquire the capital to continue. It must either find a well capitalized partner or acquisition target or a partner or acquisition target that is capable of attracting whatever capital the business may require, and there can be no assurance that such capital will become available.

Limited Public Market for Common Stock - There currently is a very limited public market for the Company’s common stock and no assurance can be given that a large public market will develop in the future. The Company’s common stock may be thinly traded, if at all, even if the Company is successful in developing or acquiring another business operation.

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

Because We Have Ceased Our Operations, It Is Difficult to Predict Our Future Revenues - As a result of stopping all operations on October 11, 2004, and because we are searching for a new business model, we are unable to forecast our revenues or forecast whether we will have any revenues at all.

 Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules l3a 14(c) and 15d 14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others within the Company, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

Part II

Item 1.  Legal Proceedings

Neither the Company nor its subsidiaries was the subject of any pending legal proceeding at the end of the period. Subsequent to the end of the period the Company filed a voluntary petition for bankruptcy under chapter 11.

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

Exhibit Number	Description
2.1	Debtor’s Second Amended Plan of Reorganization (5)
3.1	Articles of Incorporation of the Company, as amended(1)
3.2	Bylaws of the Company, as amended(1)
10.1	License Agreement with UCSD (Case No. SD96-040)(2)
10.2	Share Exchange Agreement(3)
10.3	Share Exchange Agreement with and Acquisition of TSC(4)
31.1	Sarbanes-Oxley Section 302 Certification
32.1	Sarbanes-Oxley Section 906 Certification

(1)	Incorporated by reference to the referenced document filed as an exhibit to the Company’s Registration Statement on Form 10SB12G/A, Commission File No. 000-24551, filed on October 20, 1998.

(2)	Incorporated by reference to the referenced document filed as an exhibit to the Company’s Annual Report on Form 10-KSB, Commission File No. 000-24551, filed on January 13, 2000.

(3)	Incorporated by reference to the referenced document filed as an exhibit to the Company’s Current Report on Form 8-K, Commission File No. 000-24551, filed on July 14, 2000 and August 31, 2000.

(4)	Incorporated by reference to the referenced documents related to the Acquisition of TSC and filed on Form 8-K, Commission File No. 000-24551, on June 26, 2000 and July 25, 2000.

(5)	Incorporated by reference to the referenced document filed as an exhibit on Form 8-K on May 11, 2007

(b)                               Reports on Form 8-K.

On October 12, 2004, the Company filed a report on Form 8-K that: (a) announced that on October 11, 2004 the Company had filed a voluntary petition for bankruptcy under Chapter 7, and (b) announced the resignation of the Company’s founder, chairman, and director, Gilbert Hegemier and the planned resignation of its president and director, Thomas Bache.

On November 23, 2004, the Company filed a report on Form 8-K that: (a) announced that the petition for bankruptcy filed on October 11, 2004 had been voluntarily dismissed but that the company would not resume operations and would pursue other options for reorganization, and (b) announced that the planned resignation of the Company’s president, Thomas Bache, was not accepted so that he could effectively represent the Company in bankruptcy.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July __, 2007

Composite Solutions, Inc.

	By:	/s/ Thomas C. Bache

Thomas C. Bache, President & CEO