Form 10QSB
period 2005-06-30
COMPOSITE SOLUTIONS INC
filed 2007-07-12
CIK 1061822

SECURITIES & EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days.  Yes ☐   No  ☒

As of June 30, 2005, 23,715,167 shares of Common Stock were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated financial statements contain information regarding the Company’s balance sheet, profit & loss, shareholder’s equity, and cash flow for the quarter ended June 30, 2005.

Composite Solutions, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets (unaudited)

ASSETS

	As of	As of
	June 30,	September 30,
	2005	2004

CURRENT ASSETS
Cash	$-	$1,265
Prepaid expenses	17,106	27,152
Total Current Assets	17,106	28,417

NET PROPERTY & EQUIPMENT	-	1,669

Other assets
Deposits	-	15,075
Intagible, assets, net		-
Goodwill		-

TOTAL ASSETS	$17,106	$45,161

CURRENT LIABILITIES
Accounts payable	$477,398	$386,656
Billings in excess of costs	-	-
Line of credit	-	-
Emloyee and director payable	637,615	610,902
Related party payable	80,000	80,000
Note payable	-	-
Related party notes payable	252,423	233,227
Accrued expenses	130,423	131,523
Accrued losses on future contracts	-	-
Income taxes payable	14,521	14,521

Total Current Liabilities	1,592,380	1,456,829

TOTAL LIABILITIES	1,592,380	1,456,829

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $ 0.0001 par value; 10,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock; $0.0001 par value; 50,000,000 shares authorized
23,565,116 and 23,565,116 shares issued and outstanding as of
December 30, 2004 and 2003, respectively	2,355	2,355
Additional paid in capital	5,742,024	5,742,024
Retained earnings (deficit)	(7,319,653)	(7,156,047)

Total Stockholders' Equity (Deficit)	(1,575,274)	(1,411,668)

LIABILITES & STOCKHOLDERS' EQUITY (DEFICIT)	$17,106	$45,161

See Notes to Financial Statements

Composite Solutions, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operation
(unaudited)

					October 20,
					1997
	Three		Nine		(Inception)
	Months Ended		Months Ended		through
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005
Revenues
Contract revenue	-	$268,776	$-	$955,946	$1,700,738
Materials	-	-	-	-	101,789
Total revenue	-	268,776	-	955,946	1,802,527

Cost of Sales
Salaries and consulting fees	-	4,325	-	19,925	534,098
Consulting fees - related party	-	174,376	-	226,541	378,981
Materials	-	23,005	-	493,474	609,804
Cost of sales	-	201,706	-	739,940	1,522,883

GROSS PROFIT	-	67,070	-	216,006	279,644

Expenses
Consulting fees	-	12,990	-	12,990	994,224
Consulting fees - related party	-	123,543	-	139,793	1,072,431
Depreciation and amortization	-	12,664	-	25,294	420,932
General and administrative expenses	928	76,364	33,213	103,475	1,574,392
Organizational expenses	-	-	-	-	514
Professional fees - other	-	42,548	7,061	43,550	437,254
Professional fees - related party	15,000	19,785	79,327	20,165	96,424
Salaries	-	287,170	-	298,090	1,750,136
Provision for future contract losses	-	1,500	-	1,500	3,013
Impairment loss	-	-	-	-	1,041,888

Total expenses	15,928	576,564	119,601	644,857	7,391,207

Loss from operations	(15,928)	(509,494)	(119,601)	(428,851)	(7,111,563)
Other income (expense)
Interest income	-	-	-	-	8,363
Interest income - forgiveness of debt	-	-	-	-	63,371
Other income	-	4,033	975	4,033	97,033
Gain on forgiveness of debt	-	-	-	-	8,261
Other expenses	-	(1,590)	-	(2,723)	(22,319)
Loss on disposal of asset	-	-	(759)	-	(949)
Interest expense	(2,607)	(41,682)	(43,422)	(43,804)	(420,516)
Loss on forgiveness of debt	-	-	-	-	(11,021)
Total other income (expense)	(2,607)	(39,239)	(43,205)	(42,494)	(277,777)

Loss before provision for income taxes	(18,535)	(548,733)	(162,806)	(471,345)	(7,389,339)

Provision for income taxes	-	2,400	800.00	4,200	35,609

Loss from continuing operations	(18,535)	$(551,133)	$(163,606)	$(475,545)	$(7,424,948)

Discontinued operations
Income from discontinued operations (including gain on
sale of subsidiary in the amount of $ 177,755)	-	-	-	-	105,295
Net Loss	(18,535)	$(551,133)	$(163,606)	$(475,545)	$(7,319,653)

Loss per common share, basic and diluted
Net loss from continuing operations	(0.00)	$(0.02)	$(0.01)	$(0.02)	$(0.31)

Income from Discontinued operations	-	$-	$-	$-	$0.00

Net Loss	(0.00)	$(0.02)	$(0.01)	$(0.02)	$(0.31)

Weighted Average number of shares, basic and diluted	23,565,116	22,695,227	23,565,116	21,670,555	-

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

See Notes to Financial Statements

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity

Balance, September 30, 2001	14,208,464	1,421	3,039,422	(3,045,080)	(4,237)

Common stock issued for cash	2,339,047	234	227,266		227,500

Common stock issued for compensation	1,183,149	118	206,391		206,509

Common stock issued in exchange for services	514,034	51	91,568		91,619

Common stock issued for interest due	47,350	5	5,677		5,682

Net loss for year ended September 30, 2002				(1,166,742)	(1,166,742)

Balance, September 30, 2002	18,292,044	1,829	3,570,324	(4,211,822)	(639,669)

Common stock issued for cash	2,404,696	240	365,060		365,300

Common stock issued to settle accounts payable	582,024	58	70,325		70,383

Common stock issued for services	400,000	40	58,960		59,000

Common stock issued through exercise of options	71,428	7	4,993		5,000

Common stock issued for interest due	90,363	9	14,412		14,421

Common stock issued for compensation	50,000	5	8,495		8,500

Common stock surrendered	(220,000)	(22)	22		-

Recapitalization of accounts payable
and accrued wages	-	-	1,028,366		1,028,366

Net loss for year ended September 30, 2003				(897,736)	(897,736)

Balance, September 30, 2003	21,670,555	2,166	5,120,957	(5,109,558)	13,565

Common stock issued for cash					-

Common stock issued to settle accounts payable	377,788	38	108,172		108,210

Common stock issued for services	50,000	5	5,495		5,500

Common stock issued through exercise of options	125,000	13	-		13

Common stock issued for interest due	9,561	1	955		956

Common stock issued for compensation	1,000,000	100	219,900		220,000

Common stock issued for past due royalty late fees	44,733	4	13,186		13,190

Common stock issued for new licensing fee	287,479	29	82,571		82,600

Warrants issued in debt financing	-	-	152,044		152,044

Warrants issued in consulting	-	-	38,744		38,744

Net loss for year ended September 30, 2004				(2,046,489)	(2,046,489)

Balance, September 30, 2004	23,565,116	$2,355	$5,742,024	$(7,156,047)	$(1,411,668)

Net loss for year ended June 30, 2005				(163,606)	(163,606)

Balance, December 31, 2004	23,565,116	$2,355	$5,742,024	$(7,319,653)	$(1,575,274)

See Notes to Financial Statements

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flow (unaudited)

October 20, 1997
Nine		(Inception)
Month Period		through
June 30,		June 30,
2005	2004	2005

Cash flows from operating activities
Net loss	$(163,606)	$(475,545)	$(7,319,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	25,294	420,932
Loss on disposal of assets	-	-	190
Amortization of discount on notes payable		23,802	23,802
Common stock issued in exchange for services	-	-	570,680
Common stock issued for interest due	-	13,691	21,059
Common stock issued for compensation	-	220,000	529,516
Warrants issued for consulting		38,744	38,744
Forgiveness of accounts payable	-	-	(48,946)
Pre-acquisition income	-	-	47
Loss from discontinued operations	-	-	93,267
Gain on disposal of subsidiary	-	-	(177,755)
Impairment loss	-	-	1,041,888
Provision for future contract losses	-	1,500	-
(Increase) decrease in operating assets	-
Accounts receivable	-	(19,875)	-
Related party receivable	-	-	-
Costs in excess of billings	-	4,869	-
Inventory	-	-	-
Prepaid expenses and other assets	10,046	(24,165)	(17,106)
Employee advances	-	-	-
Deposit	15,075	21	-
Increase (decrease) in operating liabilities
Accounts payable	90,742	(175)	1,406,237
Employee and director payable	26,713	55,467	830,593
Billings in excess of costs	-	(37,773)	-
Related party payable	19,196	21,294	252,575
Accrued expenses	(1,100)	15,894	212,393
Income taxes payable	-	(8,539)	18,473
Net cash used in operating activities	(2,934)	(145,496)	(2,103,064)

Cash flows from investing activities
Purchase of property, plant and equipment	1,669	-	(29,811)
Acquisition of intangible assets	-	(15,264)	(650,894)
Loans made to related party	-	-	(10,000)
Repayments of loans to related party	-	-	10,000
Acquisition of subsidiary	-	-	(500,000)
Cash of discontinued operations	-	-	(19,999)
Cash of acquired subsidiaries	-	-	17,261
Net cash used in investing activities	1,669	(15,264)	(1,183,443)

See Notes to Financial Statements

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flow (unaudited)

October 20, 1997
Nine		(Inception)
Month Period		through
June 30,		June 30,
2005	2004	2005

Cash flows from financing activities
Increase (decrease) in line of credit		-		(1,153)	-
Proceeds from notes payable		-		-	1,064,500
Payment of notes payable		-		(7,822)	(424,253)
Proceeds from note payable to related parties		-		266,000	780,416
Payments on note payable to related parties		-		-	(247,669)
Proceeds from convertible debenture		-		-	500,000
Proceeds from issuance of common stock, net		-		13	1,613,513
Net cash provided by financing activities		-		257,038	3,286,507

Net increase (decrease) in cash		(1,265)		96,278	0

Cash, beginning of year		1,265		49,495	-

Cash, end of year		$(0)		$145,773	$0

Supplementary disclosures

Cash paid during year for interest		$-		$17,552	$26,085

Cash paid during year for taxes		$-		$9,296	$10,728

Non-cash financing and investing activities

Note payable paid through issuance of common stock	$		$		$1,000,000

Note payable paid through exercise of option	$			$5,000	$5,000

Investment in subsidiary	$		$		$796,732

Interest on note payable	$		$		$17,825

Forgiveness of interest on note payable	$		$		$(17,825)

Inter-company receivable released in sale of subsidiary	$		$		$22,021

Common stock acquired in sale of subsidiary	$		$		$(93,750)

8% debenture released in sale of subsidiary	$		$		$(500,000)

Note payable released in sale of subsidiary	$		$		$(64,500)

Accrued interest released in sale of subsidiary	$		$		$(28,867)

Common stock issued to settle accounts payable	$			$108,210	$70,383

See Notes to Financial Statements

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flow (unaudited)

October 20, 1997
Nine		(Inception)
Month Period		through
June 30,		June 30,
2005	2004	2005

Recapitalization of accounts payable and accrued wages	$	$-	$(1,028,366)

Line of credit converted into note payable	$	$49,752	$49,752

Common stock issued for intangible assets	$	$82,600	$82,600

Warrants issued for discount on note payable	$	$93,293	$93,293

See Notes to Financial Statements

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2005

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

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2005

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -continued

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

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2005

NOTE 2 - EARNINGS PER SHARE

At June 31, 2005 and 2004 there were , 1,596,000 and 200,000 weighted average number of options to purchase shares of common stock not included in the calculation of diluted earnings per share for the three months then ended, and for the period October 20, 1997 (inception) to December 31, 2004, respectively.  The options were not included in diluted earnings per share because they would have been antidilutive.

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Payable, Consulting Fees, Materials, and Professional Fees

The Company has and expects to continue to have transactions, including advances and notes payable, with its officers, directors, stockholders, and their affiliates.

Notes Payable

On April 23, 2001, the Company issued a promissory note payable to an employee in the amount of $41,945. The principal is to be advanced to the Company in various amounts.  As of March 31, 2005 and September 30, 2004, there was a principal balance outstanding in the amount of $33,376 and accrued interest in the amount of $16,444 and $14,074, respectively.  Principal and interest at 12% are past due, payable nine months from the date of the latest advance.

On January 17, 2002, the Company issued a promissory note payable to a stockholder in the amount of $10,000, plus interest at a rate of 10% per annum.  The accrued interest shall be paid in the Company’s common stock each quarter.  The note was originally due on January 17, 2003 and has been extended to January 17, 2005 under the same terms.  As of June 30, 2005 and September 30, 2004, principal in the amount of $10,000 was outstanding.  As of March 31, 2005 the Company has accrued a liability to issue 8,900 shares of common stock valued at $890.

On June 17, 2002, the Company issued a promissory note payable to a stockholder in the amount of $3,000, plus interest at a rate of 10% per annum.  The note was due on July 17, 2002.  As of June 30, 2005 and September 30, 2004, there was a principal balance outstanding in the amount of $3,000 and accrued interest in the amount of $873 and $695, respectively.  The note is past due.

On September 30, the Company issued a promissory note payable in the amount of $205,159.34, plus interest at a rate of 12% per annum to an officer and stockholder of the company. The note is due on June 30, 2005. The note was issued as payment for advances in various advances and accrued services.
As of March 31, 2005 and September 30, 2004, there was a principal balance outstanding in the amount of $205,159.34 and accrued interest in the amount of $12,139 and $0, respectively.

Agreements

The Company has several consulting agreements with stockholders and officers for management, marketing and technical services which are applied between cost of goods sold and expenses as appropriate. . Consulting fees were $15,000 and $45,000 for the three months ended June 30, 2005 and 2004, respectively and $79,327 and $411,334 for the nine months ended June 30, 2005 and 2004.  The balance payable at June 31, 2005 and September 30, 2004 was $258,943 and $179,616, respectively.

COMPOSITE SOLUTIONS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2005

NOTE 4 - CONCENTRATIONS OF CREDIT RISK

The Company maintains some of its cash in bank deposit accounts, which may be uninsured or exceed the federally insured limits. No losses have been experienced related to such accounts. The Company believes it places its cash with quality financial institutions and is not exposed to any significant concentrations of credit risk on cash.

For the nine months ended June 31, 2005 and 2004, and for the period October 20, 1997 (inception) to June 30, 2003, one customer located in Korea accounted for approximately 0%,100% and 48% of consolidated sales, respectively

NOTE 5 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $163,606 and $2,046,200 for the period ending June 30, 2005 and the year ended September 30, 2004, respectively and losses of $7,319,653 accumulated from October 20, 1997 (inception) to June 30, 2005. In addition the Company’s current liabilities exceed current assets by $1,575,274 at June 30, 2005. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management’s Discussion and Analysis

General Overview

Composite Solutions, Inc. (“CSI or the Company”) filed a voluntary petition for protection and liquidation under Chapter 7 of the United States Bankruptcy Code on October 11, 2004 and suspended all business operations at that time. The case was voluntarily dismissed by order entered on November 18, 2004. The company announced at that time that it would not soon resume its former operations but was pursuing other options for reorganizing the corporation via a Chapter 11 Bankruptcy. On May 5, 2005 CSI filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code and proposed a plan of reorganization which called for the acquisition of a hotel company based in Shenyang, China.

Subsequent to the period reported here, the Bankruptcy Court approved the proposed plan of reorganization but later vacated the order confirming the plan. The order was vacated because management of the Chinese hotel business refused to go forward with the acquisition called for in the plan. Management of the Issuer has since proposed a new plan which calls for the Company to return to the construction consulting aspect of its business.

Prior to filing its petition for bankruptcy CSI was a development stage company licensing and distributing composite materials technology, engineering services, and special applications for use in the civil engineering and civil construction markets. Since November 18, 2004 the Company’s only activity has been to prepare for reorganization with the goal of providing value for CSI shareholders and the prospect of repayment for CSI creditors.

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

Results of Operations

The Company suspended all operations on the eleventh day of the first quarter (ending December 31, 2004) of the Company’s current fiscal year It had minimal operations, no sales, and no revenue during the eleven days prior to closure of its business, and no operations since that time other than its research on reorganization, the preparation of its Chapter 11 Bankruptcy petition, and the preparation of its Plan of Reorganization. The Company did incur various expenses, principally management time and costs, in these activities.

Revenue- The Company had no revenue for the three months ended June 30, 2005, nor did it have revenue during any period of the current fiscal year. The Company should be considered a bankrupt public shell.

Cost of Sales - The Company had no sales and thus no cost of sales for the three months ended June 30, 2005, nor did it have sales or cost of sales during any period of the current fiscal year. The Company should be considered a bankrupt public shell.

Gross Profit -The Company had no gross profit for the three months ended June 30, 2005, nor did it have gross profit during any period of the current fiscal year. The Company did post a loss, primarily because of ongoing management costs associated with the attempt to find a viable acquisition target and ongoing interest expenses. The Company should be considered a bankrupt public shell.

Net Income - The Company posted a loss during the quarter, as it did during each quarter of the current fiscal year, primarily because of ongoing management costs associated with the attempt to find a viable acquisition target and ongoing interest expenses. The Net Loss for the three months ended June 30, 2005 was $18,535 and the Net Loss for the nine months ended June 30, 2005 was $163,606. The Company should be considered a bankrupt public shell.

Stockholders’ Equity

At June 30, 2005, the Company had current assets of $17,106 and current liabilities of $1,592,380, for a net deficit of $1,575,274, approximately $163,600 larger than the $1,411,668 working capital deficit (current assets - current liabilities) at September 30, 2004.

Liquidity and Capital Resources

At June 30, 2005 the Company had current assets of $17,106 consisting entirely of prepaid expenses. The Company had no cash on hand at June 30, 2005 and no reasonable prospects for raising the capital necessary to continue in business. The Company had identified an acquisition target however, as noted above under “General Overview” that acquisition subsequently failed to materialize.

Related Party Debt Obligations

The following payment obligations are due to related parties. These amounts are included in accounts payable as well as other current liabilities.

	Relation
Employee and director payable
Gilbert Hegemier	Officer		$191,438
Anna D’Amico	Employee		14,423
Thomas Bache	Employee		90,272
Total			$296,133
Related party payable
Blanchard, Krasner & French	Stockholder		$9,865
Smaha & Daley	Stockholder	x	19,223
UC Regents	Stockholder		61,248
Jang Lee	Stockholder		110,816
Other	Stockholder		6,368
Other	Stockholder		2,300
Total			$209,820

Accrued expenses and related party notes payable
Loan P&I	Employee/Stockholder	$217,298
Loan P&I	Employee/Stockholder	547,285
Loan P&I	Stockholder	10,252
Loan P&I	Stockholder	47,450
Loan P&I	Stockholder	3,873
Total		$826,158

Management

The Company’s founder, Chairman, and Director, Dr. Gilbert Hegemier, resigned on October 11, 2004, the same date the Company filed its voluntary petition for bankruptcy. Dr. Thomas Bache, President and CEO, remained as the sole officer and director of CSI and worked during the quarter with the Chinese hotel operator described above to develop a Plan of Reorganization.

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

Risks

Need to Develop an Operating Business - The Company’s future is subject to substantial risks and uncertainties. The Company suspended all ongoing business activities in October of 2004 and filed a voluntary petition for bankruptcy under chapter 11 on May 5, 2005. The Company’s ability to continue is wholly dependent on developing a viable business and plan of reorganization, and there can be no assurance that the Company will be successful in this effort.

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

Because We Have Suspended Our Operations, It Is Difficult to Predict Our Future Revenues - As a result of stopping all operations on October 11, 2004, and because we are searching for a new business model, we are unable to forecast our revenues or forecast whether we will have any revenues at all.

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

Part II

Item 1.  Legal Proceedings

On May 5, 2005 the Company filed a voluntary petition for bankruptcy under Chapter 11 of Title 11 of the U.S. Code. The filing was made in the U.S. Bankruptcy Court for the Southern District of California as case number 05-04045-PB11. The Company proposed a Plan of Reorganization which involved the acquisition of a company operating hotels in the Peoples Republic of China, however, the Chinese company refused to complete the acquisition. The Company has now proposed a Plan of Reorganization which would revive the construction consulting aspect of Company’s former the business.

The Company is not involved in any other legal proceedings.

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

(b).                               Reports on Form 8-K.

On May 5, 2005, the Company filed a report on Form 8-K reporting that it had filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of California.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July __, 2007
Composite Solutions, Inc.

	By:	/s/ Thomas C. Bache

Thomas C. Bache, President & CEO